Form 10-Q
period 1995-09-30
US CAPITAL GROUP INC
filed 1995-12-01
CIK 807906

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For The Period Ended September 30, 1995
OR
[  ] Transition Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from____  to  ____

Commission File Number 0-15373

U.S. Capital Group Inc.
(Exact name of registrant as specified in its charter)

               Delaware                            13-3357749
             (State or other jurisdiction of
            (I.R.S. Employer
              incorporation or  organization)
                        Identification No.)

7 Cambridge Drive, Trumbull, CT. 06611
(address of principal executive offices)
(Zip Code)

203 - 373 - 1006
(Registrant's telephone number, including area code)

4 West Red Oak Lane, White Plains, New York 10604
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X                No  ___
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                          Number of Shares Outstanding
Title Of Each Class                                  As Of  August 10, 1995,

Common Stock, $.10 Par Value                560,546



U.S. CAPITAL GROUP INC.

INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - September 30, 1995 and
December 31, 1994
 .....................................................................__   3

Condensed Consolidated Statements of Operations - Three and Nine
Months Ended September 30, 1995 and September 30, 1994  __......     5

Condensed Consolidated Statements of Changes in Stockholders'
Equity - Nine Months Ended September 30, 1995 ......................._.....
6

Condensed Consolidated Statements of Cash Flow -  Nine Months
Ended September 30, 1995 and September 30, 1994...................._..... 7

Notes To Condensed Consolidated Financial Statements  .....................

  8


Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operation
 ............................................................._.....      10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8 -
K........................................._.......... 14


Signatures......................................................................
 ....................._..........  15









2
PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited)
                   September 30,  December 31,
ASSETS                 1995                   1994

Fixed maturities, available for sale,
at market value (amortized cost:
$64,417,840 in 1995 and
$71,427,231 in 1994)    $    64,723,417     $    66,467,779
Equity securities, at market value
(cost:  $1,683 in 1995 and
$610,307 in 1994)       314       631,102
Short-term investments, at cost,
which approximates market           18,318,377          23,684,147

Total Investments         83,042,108        90,783,028

Cash          43,853         48,107
Accrued investment income         1,024,207      1,325,514
Reinsurance balances receivable        14,438,444          8,167,320
Reinsurance recoverable      67,771,521          68,499,850
Deferred charges        7,987,173      11,838,981
Land, property, and equipment          1,335,256      1,327,848
Other assets      10,472,428        11,267,966

Total    $    186,114,990    $    193,258,614




See Notes to Condensed Consolidated Financial Statements.





U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited)
LIABILITIES AND    September 30,  December 31,
 STOCKHOLDERS' EQUITY               1995                     1994

Liabilities
Reserves for unpaid losses and loss
adjustment expenses     $    116,705,607    $    122,776,285
Reinsurance balances payable      32,912,343          49,176,367
Funds held for reinsurers         2,732,869      2,399,027
Unearned premiums       22,088,482          9,044,504
Other liabilities            5,218,141            1,794,318

Total Liabilities         179,657,442        185,190,501

Investment Deposits and Contingencies -- (Note 3)

Stockholders' Equity
Preferred stock, par value $1.00 per share -
authorized 250,000 shares, none issued
Common stock, par value $.10 per share -
authorized 2,500,000 shares; issued
1,112,542 (includes 551,996 shares in 1995
and 1994 held in the treasury)         111,254        111,254
Additional paid-in capital        29,480,880          29,480,880
Unrealized appreciation(depreciation)
on securities       156,640       (5,638,655)
Foreign exchange translation adjustment          2,273,999      2,116,590
Retained earnings          (9,005,939)        (1,442,670)

         23,016,834          24,627,399

Less:  Treasury stock at cost            16,559,286          16,559,286

Total Stockholders' Equity           6,457,548            8,068,113

Total    $    186,114,990         $193,258,614


See Notes to Condensed Consolidated Financial Statements.


U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




-----------------------------------------(Unaudited)-----------------------
                                                         Three Months Ended
            Nine Months Ended
                                                                September 30,
                      September 30,
               1995               1994            1995               1994

REVENUES:
Premiums earned    $13,073,006    $5,524,186     $31,395,479    $15,159,281
Investment income  1,051,123 1,676,960 4,318,077 5,091,083
Realized investment gain(loss)    (70,519)  285,308   209,606   310,656
Underwriting fees & commissions   (253,011) 85,573    (98,665)  240,986
Other income         346,165       145,855         825,331     242,656

Total revenues      14,146,764      7,717,882      36,649,828   21,044,662

LOSSES AND EXPENSES:
Loss and loss adjustment
 expenses     6,893,795 6,983,342 19,297,509     11,362,055
Policy acquisition cost 2,142,083 (605,255) 5,477,390 695,795
Other acquisition and operating
expenses 9,682,558 1,381,899 15,727,976     7,145,274
Amortization of deferred charge       3,283,936      295,252       3,851,808

   885,756

Total losses and expenses      22,002,372    8,055,238     44,354,683     20,088
,880

Income(loss) before following item:    (7,855,608)    (337,356) (7,704,855)
955,
782

Equity in income(loss) of
unconsolidated affiliate                                   (8,476)
141,586      (67,282)

Net Income(loss)   ($7,855,608)    ($345,832)    ($7,563,269)   $   888,500

Net income per common share       ($14.01)          ($0.61)
($13.49)           $1.56




See Notes to Condensed Consolidated Financial Statements.


U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY








                                               Appreciation          Foreign

Shares of                                            Additional
(Depreciation)            Exchange

       Total
                                                Common Stock
Common             Paid-in                   on Equity              Translation
                  Retained                     Treasury
Stockholders'
                                            Issued    Treasury  Stock     Capita
l   Securities     Adjustment     Earnings  Stock      Equity

Balance, December 31, 1994   1,112,542 551,996   $111,254  $29,480,880    ($5,63
8,655)   $2,116,590     ($1,442,670)   ($16,559,286)  $8,068,113
(Unaudited)
Net income for nine months
ended Septembere 30, 1995                                  (7,563,269)
(7,56
3,269)
Change in unrealized
appreciation (depreciation)
on securities                     5,795,295                5,795,295
Foreign currency translation  __________    ________  _________ ____________
___
_______       157,409   ____________   ___________    __  157,409

(233,441)

Balance, September, 1995     1,112,542 551,996   $111,254  $29,480,880
$156,640 $2,273,999     ($9,005,939)   ($16,559,286)  $6,457,548









See Notes to Condensed Consolidated Financial Statements.










U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                        (Unaudited)


                                                                       Nine
Months Ended
                                                    September 30,



                    1995                  1994

OPERATING ACTIVITIES:
Net cash used by operating activities  ($14,024,551)  ($5,086,465)

INVESTING ACTIVITIES:
Proceeds from sale of fixed maturities
and equity securities   25,203,897     17,133,159
Purchase of fixed maturities & equity
securities    (16,882,474)   (3,892,037)
Net decrease (increase) in short-term
investments   5,390,770 (6,769,820)
Sales (purchases) of fixed assets, net               3,661   (1,134,937)
Net cash provided(used) by investing
activities        13,715,853    5,336,365


FINANCING ACTIVITIES:
Increase (decrease) in funds held       307,843      (220,094)
Net cash provided (used) by financing
activities          307,843      (220,094)

Effect of exchange rate changes on cash           (3,400)         30,437

Increase(decrease) in cash   (4,255)   60,243

Cash - beginning of period          48,108          12,372

Cash - end of period    $     43,853         $72,615








U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1995 and 1994
(Unaudited)

Note 1 - Basis of Presentation

The condensed consolidated financial statements include those of the Company and its subsidiaries and GoldStreet Syndicate Corporation which is accounted for on the equity method. The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for condensed financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Condensed consolidated financial information included herein is unaudited; however, in the opinion of management, such information reflects all adjustments necessary for a fair presentation of the results for the interim periods. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K as filed on March 31, 1995.

Note 2 - Net Income Per Share

Net income per share is calculated based on the weighted average outstanding common stock and common stock equivalents for the nine months ended September 30, 1995 and 1994 of 560,546 and 568,896, respectively.

Note 3 - Commitments and Contingent Liabilities

Pursuant to the requirements of the Constitution and By-Laws of the New York Insurance Exchange (the Exchange) and the Insurance laws of the State of New York, Pan Atlantic Investors Ltd. (PAIL), the Company's wholly owned subsidiary, and GoldStreet Syndicate Corporation (GoldStreet), a 30% owned affiliate of the Company, are contingently liable as underwriting members on the Exchange for up to a maximum of $500,000 each for the unpaid contractual obligations of underwriting members found to be insolvent.

On October 21, 1994 certain subsidiaries of the Company received an unfavorable arbitration award. On October 21, 1994 a second arbitration award was purportedly issued against the Company and certain subsidiaries. These disputes and certain unfavorable arbitration awards were referenced in USCG's 10K for the fiscal year ended Dcember 31, 1994 at Note I to the financial statements.


Note 3 - Commitments and Contingent Liabilities -- continued

On November 9, 1995 U.S. Capital Group Inc. and its subsidiaries ("USCG") entered into a settlement agreement with Republic Insurance Company ("Republic") in order to settle the various disputes between the parties ("the Settlement"). These disputes and certain unfavorable arbitration awards were referenced in USCG's 10K for the fiscal year ended December 31, 1994 at Note I to the financial statements.

The Settlement provides for a restructuring of the complex business relationships between the parties: the transfer to Republic of the control and administration of reinsurance policies bound in Republic's name by certain subsidiaries of USCG; the payment of a liability, carried by USCG of $5,400,000, over ten years without interest, the payment being secured by a pledge of all the shares of USCG's principal subsidiary, U.S. Capital Insurance Company, with the option to discharge this obligation at any time by payment of the net present value of the amount outstanding: the commutation and release of the reinsurance obligations of various insurance company subsidiaries of USCG to Republic, some of which are immediate and others of which are to be determined at a future date; the commutation and immediate release of all Republic's reinsurance obligations to USCG's subsidiaries; the payment by Republic and other entities as parties to the settlement of up to $3,340,698 to a USCG subsidiary; and the transfer to Republic of USCG's equity interest in GoldStreet Syndicate Corporation in the amount of $4,297,026 which has been included in "Other Acquisition and Operating Expenses". The Settlement provides further for a number of continuing obligations on behalf of USCG, the performance of which determine the extent and exact timing of the release from the arbitration awards referenced above as well as from certain other contractual and reinsurance obligations. In connection with the settlement, the Company evaluated its deferred charges and recognized a reduction of this asset in the amount of $3,000,000.

The Company or its subsidiaries are parties to various other lawsuits generally arising in the normal course of the Company's insurance, reinsurance and management businesses. The Company does not believe that the eventual outcome of any such litigation will have a materially adverse effect on the financial condition or business of the Company or its subsidiaries. The Company's subsidiaries are regularly engaged in the investigation and defense of claims arising out of its insurance and reinsurance business.












Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations--

Overview

USCG is a holding company which, through its subsidiaries, engages in primary insurance and reinsurance underwriting. Primary insurance underwriting is being conducted by U.S. Capital Insurance Company ("USCIC"), which accounts for virtually all of USCG's earned premiums and 92% of total revenues for the nine months of 1995. The other companies in USCG, whose books of business are currently in run off, are Pan Atlantic Investors Ltd. ("PAIL"), Pan Atlantic Insurance Company ("PAICO"), and Pan Atlantic Reinsurance Company, Ltd ("PARCO").

In October 1994, certain subsidiaries of the Company received an unfavorable arbitration award and in November 1995, USCG entered into a settlement agreement with Republic Insurance Company in order to settle various disputes between the parties. This matter is discussed at "Note 3" to the "Notes to the Consolidated Financial Statements" on Pages 8 and 9.

Results of Operations

Revenue for the quarter and nine months ended September 30, 1995 were $14,146,800 and $36,649,800 respectively, compared to $7,717,900 and
$21,044,700 for the comparable 1994 periods. This increase in revenues is attributable to an increase in earned premiums generated by USCIC. USCIC is primarily engaged in underwriting personal and commercial automobile insurance, commercial property and liability insurance, general liability insurance and reinsurance of specialty classes within niche markets.

The consolidated net loss for the quarter and nine months ended September 30, 1995 amounted to $7,855,600 or $14.01 per share and $7,563,300 or $13.49 per share, as compared to a net loss of $345,800 or $.61 per share for the comparable quarter ended September 30, 1994 and net income of $888,500 or $1.56 per share for the nine months ended September 30, 1994.

Quarter Ended September 30, 1995 Compared To Quarter Ended September 30, 1994

Premium earned in the three months ended September 30, 1995 was $13,073,000 as compared to $5,524,000 for the same period in 1994. The increase in premiums earned is due to the expansion of USCIC's passenger automobile business in New York and California. Additionally, USCIC is writing commercial automobile and property insurance in New York, Louisiana and California.





10
Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations--Continued

Investment income decreased $625,800 during the third quarter 1995 as compared to the third quarter of 1994. This decrease is due to lower interest rates and a reduction in the portfolio base due to commutation settlements, and claims payments.

Realized losses in the third quarter of 1995 totaled $70,519 as compared to a realized gain of $285,000 in the comparable quarter of 1994.

Underwriting fees and commissions decreased $338,600 in the third quarter of 1995 as compared to the same period in 1994 as a result of termination of an agreement to manage the GoldStreet Syndicate and the write-off of uncollectible management fees.

Other income increased $200,300 due mainly to the increase in policy and service fees charged by USCIC in its private passenger automobile business.

LOSSES AND EXPENSES:

Loss and loss adjustment expenses decreased $89,500 as compared to the same period in the prior year.

Policy acquisition costs increased by $2,747,300 due largely to the increased direct premiums writings in USCIC.

Other acquisition and operating expenses increased $8,300,700. This increase is mainly due to the settlement reached in order to settle the various disputes referenced at "Note 3" to the "Notes to the Consolidated Financial Statements".

Amortization of deferred charges increased $2,988,700 which is due to the reduction of the deferred asset carried by the Company as a consequence of the settlement referenced above.

Equity in income(loss) of unconsolidated affiliate remained unchanged from June 30, 1995.

As a result of the foregoing, the Company sustained a net loss in the third quarter of 1995 of $7,855,600 as compared to a net loss in the comparable quarter of 1994 of $345,800.







Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations-- Continued

Nine Months Ended September 30, 1995 Compared To Nine Months Ended September 30, 1994

REVENUES:
Premium earned increased by $16,236,000 which is due to USCIC's increased direct writings.

Investment income decreased $773,000. This decrease is due to lower interest rates and a reduction in the portfolio base due to commutation settlements, and claims payments.

Realized losses decreased $101,000. This decrease was caused by the partial liquidation of the PAIL portfolio in order to meet reinsurance commutation commitments.

Underwriting fees and commissions decreased $339,700 as a result of termination of an agreement to manage the GoldStreet Syndicate and the write-off of uncollectible management fees.

Other income increased $582,700 due mainly to the increase in policy and service fees charged by USCIC in its private passenger automobile business.

LOSSES AND EXPENSES:

Loss and loss adjustment expenses increased $7,935,500. This increase is largely due to the increased premium volume written by USCIC in 1995 as compared to 1994.

Policy acquisition costs increased by $4,781,600 which is a direct result of the increased writings in USCIC. These expenses mainly represent the commission paid to brokers and or agents for placing business with USCIC.

Other acquisition and operating expenses increased $8,582,700. This increase is mainly due to the settlement reached in order to settle the various disputes referenced at "Note 3" to the "Notes to the Consolidated Financial Statements".

Amortization of deferred charges increased $2,966,000 which is due to the reduction of the deferred asset carried by the Company as a result of the settlement referenced above.

Equity in income of unconsolidated affiliate increased by $208,900 as a result of favorable results in GoldStreet Syndicate.



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations-- Continued

As a result of the foregoing, the Company sustained a net loss for the nine months ended September 30, 1995 of $7,563,300 compared to a net gain of $888,500 for the comparable period of 1994.

Liquidity and Capital Resources

USCG is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, some of which are subject to dividend restrictions. The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based upon maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for USCG subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and loss adjustment expenses, operating expenses, and commissions.

All of the subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide an acceptable return on investment while preserving capital and maintaining sufficient liquidity to meet their obligations. USCIC, the principal insurance underwriter, maintains a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

Net decrease in cash flow generated from operations for the nine months of 1995 was $14,024,600 compared to a negative cash flow of $5,086,500 for the same period last year. This negative cash flow was offset by cash provided from investing activities of $13,715,900 for the nine months of 1995 as compared to $5,336,400 for the same period in 1994. Cash decreased in the nine months of 1995 by $4,255 as compared to an increase in cash of $60,243 in the nine months of 1994. Cash from all Company operations has been adequate to meet obligations and at this time, is believed by management to be adequate for the foreseeable future. See "Note 3" to the Consolidated Financial Statements" on Pages 8 and 9.

At September 30, 1995, USCG's capital and surplus amounted to $6,457,500 as compared to $8,068,100 at year end 1994. This decrease of $1,610,500 is due to the settlement agreement discussed at "Note 3" to the "Notes to the Consolidated Financial Statements."







U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

INFORMATION REQUIRED FOR FORM 10-Q QUARTERLY REPORT

SEPTEMBER 30, 1994



PART II

OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8 - K

 (b) A Form 8 - K was filed on November 14, 1995.

As an Exhibit to Form 8 - K was a Press Release issued on November 13, 1995
which    described the settlement of various disputes involving the Company.

























U.S.  CAPITAL  GROUP  INC.  AND  SUBSIDIARIES



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U.S  CAPITAL GROUP INC.



November 17, 1995
/s/ Ronald H. Labenski


Ronald H. Labenski
Vice President Finance
(Principal Accounting Officer)






















