Form 10-K
period 1995-12-31
US CAPITAL GROUP INC
filed 1996-04-01
CIK 807906

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995.
                                       OR
- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from _________________ to _________________

     Commission file number 0-15373

                            U.S. CAPITAL GROUP INC.
              (Exact name registrant as specified in its charter)

                    Delaware                             13-3357749
(State of other jurisdiction of Incorporation)        (I.R.S. Employer
                                                     Identification No.)

                      c/o U.S. Capital  Insurance Company
              Two Manhattanville Rd., Purchase, N.Y. 10577- 2118
                              Tel: (914) 694-4757

          Securities registered pursuant to Section 12(g) of the Act:

        Title of Class             Name of Exchange on Which Registered
   Common Stock, $.10 par value                OTC Bulletin Board

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. __

     The aggregate market value on March 27, 1995 of the voting stock held by non-affiliates of the registrant was approximately $181,000.

     There were 560,546 shares outstanding of the Registrant's Common Stock, $.10 par value as of March 25, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                (to the extent set forth in the part indicated)

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 1996 are incorporated by reference in Parts I and III. Definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission within the period required by the Instructions to Form 10-K.

                            U.S. CAPITAL GROUP INC.

                               Table of Contents

                                                                     PAGE
ITEM                                                                NUMBER
- ----                                                                ------
                                    PART I

1.    Business.......................................................   2
2.    Properties.....................................................  14
3.    Legal Proceedings..............................................  14
4.    Submission of Matters to a Vote of Security Holders............  15

                                    PART II

 5.   Market for the Registrant's Common Stock and Related
      Stockholder Matters............................................  16
 6.   Selected Financial Data........................................  17
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations......................................  18
 8.   Financial Statements and Supplementary Data....................  23
 9.   Changes in Accountants and Disagreements with Accountants on
      Accounting and Financial Disclosure............................  23

                                   PART III

 10.  Directors and Executive Officers...............................  24
 11.  Executive Compensation.........................................  24
 12.  Security Ownership of Certain Beneficial Owners and Management.  24
 13.  Certain Relationships and Related Transactions.................  24

                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K........................................................  25
     Signatures......................................................  27


                                    PART I

Item 1. Business--

Recent Developments.
- --------------------

         In December 1995, U.S. Capital Group Inc. ("USCG") relocated its principal subsidiary, U.S. Capital Insurance Company, to Two Manhattanville Road, Purchase, New York 10577-2118.

         On November 9, 1995 USCG and its subsidiaries entered into a settlement agreement with Republic Insurance Company ("Republic") in order to settle the various disputes between the parties ("the Settlement"). These disputes and certain unfavorable arbitration awards were referenced in USCG's 10K for the fiscal year ended December 31, 1994 at Note I to the financial statements. The Settlement provides for a restructuring of the complex business relationship between the parties. This matter is further discussed below at "Item 3. Legal Proceedings" at page 14 and at "Note I" to the "Notes to the Consolidated Financial Statements."

History.
- -------
         USCG and its subsidiaries (collectively the "Company") is comprised of property and casualty insurance and reinsurance companies, reinsurance underwriting services companies, and a computer software company, operating in the United States, Bermuda, and Europe.

         In 1987, the Pan Atlantic companies became subsidiaries of U.S. Capital Group, Inc. which then sold common shares of the Company in a public offering. In 1988 and 1989, management implemented a series of changes in the Company's underwriting operations and redirected the focus of the Company's resources. The changes included the commencement of the Company's private passenger automobile and commercial lines insurance operations in New York; a diminished role for reinsurance underwriting, and in 1989, the sale of the Company's subsidiaries in Ireland and the cessation of underwriting in the U.K. market.

General Description of Business.
- --------------------------------

         The Company's principle subsidiary, U.S. Capital Insurance Company ("USCIC"), is predominately a private passenger automobile insurer. In 1995, USCIC commenced underwriting some commercial automobile, and a minimal amount of commercial liability and property insurance. USCIC mainly writes in the states of New York, California, and Louisiana.

Private Passenger Automobile--

         USCIC writes private passenger automobile liability and physical damage insurance in the states of New York and California. In New York, USCIC offers private passenger automobile policies to the preferred driver for both liability and physical damage coverage, and also for liability coverage alone.

         The program in California targets the sub-standard driver, who typically will have up to 4 points on their motor vehicle report. USCIC is also required, under Proposition 103, to offer competitive insurance on the "good driver." Physical damage only policies are also available.

         USCIC is subject to receiving assignments from the New York and California assigned risk pools, which are based upon USCIC's percentage of total automobile writings in the particular state.

Commercial Automobile Liability--

         USCIC's underwrites commercial automobile liability and physical damage policies in New York, Louisiana, and California. Coverage is provided generally to small to medium sized trucking firms, delivery trucks for both wholesalers and retailers, and service vehicles for contractors with a traveling radius of no more than 500 miles. No long haul trucking is accepted.

Commercial Multiple Peril--

         USCIC's commercial multiple peril program offers coverage to small to medium sized residential, service and retail businesses in the state of New York.

Other Liability--

         USCIC underwrites general liability exposures associated with trucking terminals in conjunction with its commercial automobile program to cover the incidental public liability exposure in the states of California, Louisiana and New York.

         For some years, USCIC has offered asbestos abatement liability policies to small contractors specializing in asbestos abatement in New York, Pennsylvania, Virginia, Florida and Delaware. The policies cover premise and job site liability, products and completed operations, as well as personal and advertising injury, fire damage, and medical expenses. However, this program is winding down as the need for asbestos abatement and the related coverage recedes.

         A USCIC program in California offers general liability coverage to small artisan contracting firms, usually with three or four employees, which perform mostly maintenance work.

         USCIC underwrites a professional liability policy for lawyers and real estate agents. Coverage is offered to law firms with ten or fewer lawyers, in Michigan, Illinois, Wisconsin, and Ohio. The real estate errors and omissions liability policy provides coverage for claims arising out of a wrongful act in rendering professional services. The policy is written for firms with less than 20 licensees, located in Florida, Illinois, Michigan and Wisconsin.

Surety--
         In March, 1994, USCIC discontinued offering surety bonds to small contractors, and has no plans to re-enter this line of business.

         The following tables present the gross premiums written and the net premiums written with respect to the principal risks insured by USCIC for the years indicated:

                                               Gross Premiums Written
                                                (dollars in millions)
                                                Year Ended December 31,
                                          ---1995---  ---1994---  ---1993---
                                          Amt.   %    Amt.    %    Amt.   %
                                         -----  ----  -----  ----  -----  ----
Private Passenger Automobile........     $42.0  64%   $18.1  71%   $29.5   81%
Commercial Automobile...............      20.8  31      5.8  23      2.8    8
Commercial Multiple Peril...........        .4   1       .2   1       --   --
Other Liability.....................       1.9   3      1.0   4      1.7    5
Surety..............................        --  --       .3   1      1.7    5
Miscellaneous Lines.................        .4   1       --  --       .3    1
                                         -----  ----  -----  ----  -----  ----
                                         $65.5  100%  $25.4  100%  $36.0  100%
                                         =====  ====  =====  ====  =====  ====

                                                 Net Premiums Written
                                                (dollars in millions)
                                                Year Ended December 31,
                                          ---1995---  ---1994---  ---1993---
                                          Amt.   %    Amt.    %    Amt.   %
                                         -----  ----  -----  ----  -----  ----
Private Passenger Automobile........     $26.0  54%   $18.1  74%   $29.5   86%
Commercial Automobile...............      19.5  41      5.1  21      2.5    7
Commercial Multiple Peril...........        .3   1       .1   1       --   --
Other Liability.....................       1.5   3       .8   3      1.1    3
Surety..............................       (.1) --       .3   1      1.3    4
Miscellaneous Lines.................        .5   1       --  --       --   --
                                         -----  ----  -----  ----  -----  ----
                                         $47.7  100%  $24.4  100%  $34.4  100%
                                         =====  ====  =====  ====  =====  ====

Rating.
- -------

         USCIC currently has a "B+" ("Very Good") rating as determined by A.M. Best Rating Service, Property/Casualty 1995 Edition ("Best's"), which is Best's third highest rating. Best's 1996 ratings have not been published, however management is anticipating USCIC's rating to be down graded as a result of the decrease in surplus reflected in the December 31, 1995 statutory statement. The Best's rating is based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance group.

Competition.
- ------------

         The insurance business is highly competitive, and USCIC competes with numerous major insurance companies. These include local independent companies and subsidiaries or affiliates of established worldwide insurance companies. Competition in the types of property and casualty business in which USCIC engages is based upon many factors. These factors include perceived overall financial strength, absolute size, premiums charged, limits capacity, Best's ratings, services offered, underwriting expertise and quality of claims management. The number of jurisdictions in which an insurance company is licensed to do business is also a factor.

Regulation.
- -----------

         USCIC is subject to regulation under the insurance statutes, including holding company statues, of jurisdictions in which it conducts business, including New York where USCIC is domiciled. Such statutes and regulations are designed to protect insurance companies and policyholders rather than stockholders. Among other areas of focus, insurance statutes and regulations applicable to USCIC serve to limit the amount of dividends that can be paid without prior regulatory notification and approval, impose restrictions on the amount and type of investments USCIC may hold, prescribe solvency standards that must be met and maintained, require filing of annual or other reports with respect to USCIC's financial condition and other matters, and provide for certain periodic examinations of its operations and financial condition.

         Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC"), state legislatures and insurance regulators, and the United States Congress. State legislatures have considered or enacted legislation that alters and, in many cases, increases state authority to regulate insurance companies and holding company systems. The NAIC and state insurance regulators have been re-examining existing laws and regulations, with an emphasis on insurance company solvency and investment issues.

         In an ongoing effort to improve solvency regulation, the NAIC and individual states have enacted certain laws and changes regarding financial statements. Recently, the NAIC adopted a model risk-based capital act intended to provide a tool for regulators to evaluate the capital of insurers and reinsurers with respect to the risks assumed by them and to determine whether there is a perceived need for possible corrective action. The nature of any corrective action depends upon the extent of the calculated risk-based capital deficiency. Although the risk-based capital requirements have not been adopted by any state, in a related action the NAIC adopted a proposal that requires insurers to report the results of their risk-based capital calculations as part of 1994 and subsequent statutory annual statements that are filed with state regulatory authorities.

         USCIC's risk-based capital level, as calculated in accordance with the NAIC model act and included in its 1995 statutory annual statement, was within the average range of domestic insurance companies, thereby requiring no regulatory action.

         USCG is an insurance holding company. Under the holding company structure, USCG is dependent upon the ability of its principal operating subsidiary, USCIC, for transfer of funds in the form of tax reimbursements and cash dividends. Such transactions, including the payment of cash dividends by USCIC, are subject to restrictions imposed by New York Insurance Law. Generally, USCIC may pay cash dividends only out of its statutory earned surplus. However, the maximum amount of cash dividends that may be paid in any twelve month period without prior approval of the New York Insurance Department is the lesser of net investment income, or 10% of defined statutory surplus, as such terms are defined in the New York Insurance Law. USCIC did not pay out any dividends in 1995, 1994, or 1993.

Underwriting.
- -------------

         Underwriting opportunities are presented to USCIC through brokers and producers for commercial risks, directly and through the independent producer system for personal lines such as automobile. Such opportunities are evaluated on the basis of a number of underwriting factors, including the past experience of the program and the level of exposure for a line of business. As part of the underwriting process, the Company's underwriters analyze the historical data, anticipate future loss levels, and estimate other costs which may not be evident in the historical experience. Programs under way are closely monitored as they progress. If projected profit levels are not reached, then a change in terms is proposed, or the Company may cease its involvement. USCIC performs on-site underwriting and claims reviews and audits of a producer or broker where deemed necessary to determine the quality of a producer's underwriting operation.

Marketing.
- ----------

         USCIC uses several means of marketing, depending upon the line of business. The New York preferred private passenger automobile coverage is marketed principally directly to the public through radio advertising, print inserts, and direct mail. In California the policies are marketed through independent producers.

         USCIC's Commercial Automobile, Other Liability and Commercial Multiple Peril Programs are marketed through selected independent producers and brokers who are specialists in these lines of business.

Claims.
- -------

         USCIC's claims philosophy stresses the prompt and equitable investigation, evaluation, and resolution of claims. This is accomplished through proactive technical and administrative supervision, training, and interactive consultation with underwriting personnel, which stress timely and accurate verification of coverage, determination of liability, and estimation of damages. This routinely involves coordination with independent appraisers, adjusters, investigators and attorneys.

Reserves.
- ---------

         USCIC establishes loss reserves for the maximum probable cost of all losses when notice of a claim is first received. Reserves are subject to adjustment as additional information is made available. The loss reserves include reserves for reported losses, incurred but not reported losses ("IBNR"), and loss adjusting expense ("LAE"). Reserves for IBNR losses generally are established on the basis of actuarial analysis of statistical information used to project ultimate losses. USCIC utilizes the services of an independent actuary to review the adequacy of USCIC's loss reserves.

         Loss reserves are only estimates at a point in time of what the insurance company expects to pay on losses, based upon facts and circumstances then known. The ultimate liability may exceed or be less than such estimates. Estimates are not precise insofar as, among other things, they are based upon predictions of future events and estimates of future trends in claim severity and frequency, and other variable factors, which include inflation, escalation of repair costs and medical expenses, the size of jury awards, and the content of judicial decisions. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known. Accordingly, it can become necessary to refine and adjust the estimates of liability on a claim either upward or downward. Since USCIC writes lines of business that are relatively short tailed as compared with some other lines of business within the insurance industry, this potential adjustment is minimized. Even then, ultimate liability may exceed or be less than the revised estimates. The risk that adjustments to reserves will be required is greater during the formative period for relatively new programs in which USCIC currently operates. This is because the statistical basis for estimating reserves for such programs is inherently less reliable than the statistical basis for reserve estimations of a program with a longer loss history. USCIC regularly adjusts its reserves as necessary. Any upward adjustment in reserves will have an adverse effect on the Company's earnings and shareholders' equity.

         The table below provides a reconciliation of beginning and ending GAAP ("Generally Accepted Accounting Principles") loss and loss adjustment expense reserves, including IBNR, for the period 1993 through 1995. In 1993, the Company adopted SFAS No. 113, "Accounting for Reinsurance of Short-Duration and Long Duration Contracts." In accordance with this SFAS, the Company's reinsurance receivables, prepaid reinsurance receivables, and prepaid reinsurance premiums are reported as assets and are no longer netted against unearned premiums and the liability for losses and loss adjustment expenses. The Company did not, nor was it required to, restate prior years. USCG does not discount reserves.

                                                     (Year Ended December 31)
                                                     1995      1994      1993
                                                     ----      ----      ----
                                                      (Dollars in thousands)

Net Unpaid Losses and LAE at beginning of period.. $ 85,967  $ 93,036  $ 91,258

Add--
Provision for Losses and LAE for claims occurring
 in the current year..............................   23,942    14,772    22,532

Increase in estimated Losses and LAE for claims
 occurring in prior years.........................    6,143       324     4,058
                                                   --------  --------  --------
 Total............................................  116,052   108,132   117,848
                                                   --------  --------  --------
Less--
Losses and LAE payments for claims occurring during:

 The current year.................................   13,056     8,768    14,223

 Prior years......................................   34,172    13,397    10,589
                                                   --------  --------  --------
 Total............................................   47,228    22,165    24,812
                                                   --------  --------  --------
Net Unpaid Losses and LAE at end of period........   68,824    85,967    93,036

Reinsurance recoverable...........................   38,451    36,810    41,587
                                                   --------  --------  --------
Gross Unpaid Losses and LAE at end of period...... $107,275  $122,777  $134,623
                                                   ========  ========  ========


         The Company believes, based upon currently available information, that USCG's reserves for Losses and LAE are adequate to cover ultimate net cost of Losses and LAE on reported and unreported claims. However, there can be no assurance that such estimates will prove to be adequate. To the extent that such estimates are not adequate, increases in reserves for losses arising from occurrences in prior years will be required, thereby adversely affecting the Company's future reported earnings and shareholders' equity.

         The table on the following page presents the development of USCG's domestic GAAP reserves from 1986 through 1995 for its United States insurance subsidiaries. Foreign insurance and reinsurance subsidiaries are not included since the statutory reporting requirements in their countries of domicile do not provide for reserve development analysis comparable to that required under statutory reporting in the United States.

         The top line of the table shows the reserves at the balance sheet date for each of the indicated years, and represents the estimated amounts of Losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including IBNR. The upper portion of the table shows the re-estimated amount of the previously recorded reserve, based upon experience as of the end of each succeeding year. The estimate may change as more information becomes known about the frequency and severity of claims from individual years. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid, as of successive years, with respect to that reserve liability.

         In evaluating the information in the table on the following page, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a Loss paid in 1988 in the amount of $150,000 was first reserved in 1986 at $100,000, the $50,000 deficiency (Loss minus original estimate) would be included in the cumulative deficiency in each of the years 1986-1987 shown in the table. This table does not represent accident or policy year development data. Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies, based upon this table.

                      U.S. CAPITAL GROUP AND SUBSIDIARIES
                     DEVELOPMENT OF DOMESTIC GAAP RESERVES
                          Year Ended December 31, 1995

                              1986      1987      1988     1989      1990      1991       1992      1993       1994      1995
                              ----      ----      ----     ----      ----      ----       ----      ----       ----      ----
Liability for Unpaid
Loss and LAE                  17,768    18,401    19,048    24,592   25,610    21,301     21,742    23,909    15,874     22,124

Liability Re-estimated
as of:

 1 Year Later                 18,048    16,338    18,808    18,946    19,485    28,038     31,338    24,516  26,600
 2 Years Later                21,154    18,358    18,254    19,900    27,458    30,644     31,569    31,583
 3 Years Later                21,828    17,813    17,518    25,127    27,048    31,515     31,720
 4 Years Later                20,827    19,167    18,787    24,473    27,662    33,201
 5 Years Later                23,484    17,765    15,803    25,326    27,981
 6 Years Later                20,643    17,913    15,904    25,068
 7 Years Later                20,744    17,969    16,023
 8 Years Later                20,768    18,140
 9 Years Later                20,839

Cumulative Redundancy
 (Deficiency)                 (3,071)      261     3,025   (476)    (2,371)  (11,900)     (9,978)    (7,674)  (10,726)
                              ======       ===     -----   -----    -------  ---------    -------    -------  --------

Cumulative Amount of
 Liability Paid through:

 1 Year Later                  4,303     4,081     2,522     4,733      5,798   12,603     10,052     8,461    4,685
 2 Years Later                 7,671     5,215     3,511     9,109     14,081   15,666     12,279    13,365
 3 Years Later                 8,201     8,726     7,316    19,019     14,580   17,371     14,121
 4 Years Later                 9,918    11,530    12,773    21,475     15,017   19,578
 5 Years Later                12,189    15,728    11,100    22,434     15,800
 6 Years Later                14,592    16,072    11,194    22,459
 7 Years Later                14,614    16,361    11,355
 8 Years Later                14,527    16,343
 9 Years Later                14,505



Reinsurance of Primary Business.

         Insurance companies enter into reinsurance arrangements primarily to increase premium capacity, and to reduce and spread the risk of loss on insurance written. USCIC has reinsurance on its commercial liability lines of business and on its New York private passenger automobile liability and physical damage business. USCIC's reinsurance agreements are all written on a treaty basis.

         USCIC cedes its risk to reinsurers both through reinsurance brokers and directly. The ceding of risks underwritten by USCIC does not legally discharge USCIC from liability for any part of the risk reinsured, and USCIC will be required to absorb the full amount of the loss associated with the reinsured risk if the reinsurance company is unable to or fails to meet its reinsurance obligations for any reason. A Security Committee comprised of executive officers of USCIC is responsible for evaluating the financial condition of reinsurance companies prior to the commencement of underwriting activities, and at least annually thereafter. The security review process is administered in part by adhering to financial guidelines formulated to assess the reinsurers' ability to satisfy future claims obligations. All reinsurers are subject to ongoing evaluation to ensure that there have been no significant changes in their financial condition.

         In the case of reinsurance companies that either do not satisfy USCIC's financial guidelines or are in liquidation or rehabilitation proceedings, a reserve for actual and potential non-recovery is established, which includes a provision for paid and unpaid claims and claims expense, inclusive of IBNR claims. The reserve for non-recoveries is continually reviewed and updated to reflect current activity and developments.

         While reinsurance may vary by contract and by line of business, the following summarizes USCIC's maximum net retentions on any one claim:

                                 Gross Line       Net Retention
                                 ----------       -------------

    General Casualty Treaty      $1,000,000     First    $250,000
    Commercial Property          $4,000,000     Pro Rata $250,000
    Other Liability              $2,000,000     Pro Rata $250,000
    Commercial Automobile        $1,100,000     Maximum  $250,000


         The reinsurance on the New York Private Passenger Automobile book of business is a quota share of the business written after July 1, 1995 with 100% of the unearned premium reserve at July 1, 1995 being ceded to the reinsurer. The maximum reinsurance recoverable under this treaty is 130% of net ceded premiums written, inclusive of allocated loss adjusting expense, but not to exceed $21,500,000.


Investments.

         Strategy and guidelines for the management of the investment portfolios of the Group and its subsidiaries are set by the Investment Committee. The Committee supervises the implementation of the guidelines by management and its outside investment advisors. The established guidelines and procedures are designed both to ensure compliance with applicable regulatory requirements and to provide flexibility to accommodate changes in market conditions. Regulatory compliance prescribes the type, quality and concentration of securities that are held in the portfolios of the licensed insurance subsidiaries.

         For the years ended December 31, 1995, 1994 and 1993, a substantial portion of USCG's investments were fixed income securities rated as "investment grade" by Moody's Investors Services. The following table provides certain information regarding types of investments and investment income. In 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In complying with the Statement, the Company has classified its 1995 1994 and 1993 investments into a category labeled "securities available for sale", which are adjusted to reflect market value.


                                                   1995     1994       1993
                                                   ----     ----       ----
(Dollars in thousand ,except percentages)

Total investments at end of period..........     $84,656   $90,783   $ 108,999
                                                 =======   =======   =========

Investment income...........................     $ 6,067   $ 6,714   $   7,477

Realized investment gains...................         960       264       4,527
                                                 -------   -------    --------
Total investment income and realized gains..     $ 7,027   $ 6,978   $  12,004
                                                 =======   =======   =========

Average annual yield on investments.........       6.92%     7.68%       6.86%
                                                 =======   =======   =========

The table below sets forth at December 31, a summary of investments of USCG.

                  (Dollars in thousands, except percentages)

                                          1995                       1994                    1993
                                          ----                       ----                    -----
TYPE OF INVESTMENTS:
                                        $        %                 $         %               $        %
                                    -------    ----            -------     ----          --------    ----
U.S. Treasury &  other
  government issues............     $18,075     22%            $17,735      20%          $ 24,798     23%

Foreign governments............       2,933      3%              2,000       2%             3,976      4%

Corporate Securities...........      27,024     32%             30,411      33%            35,558     33%
Mortgage-backed Securities..         22,338     26%             16,322      18%            22,602     20%

Equity securities..............          --     --                 631       1%             5,017      5%

Short-term.....................      14,287     17%             23,684      26%            17,047     15%
                                    -------    ----            -------     ----          --------    ----
   Total.......................     $84,657    100%            $90,783     100%          $108,999    100%
                                    =======    ====            =======     ====          ========    ====


                   (Dollars in thousands except percentages)

                                          1995                       1994                    1993
                                          ----                       ----                    -----
MATURITIES ANALYSIS:
                                       $        %                 $         %               $         %
                                    -------    ----            -------     ----          ---------   -----
One year or less...............     $15,313     18%            $29,728      33%           $ 18,439     18%
Over one year through
   three years.................       7,509      9%             11,222      13%             11,285     11%
Over three years through
   ten years...................      31,887     38%             22,708      25%             25,870     25%

Over ten years.................      29,949     35%             26,494      29%             48,394     46%
                                    -------    ----            -------     ----           --------    ----
     Total....................      $84,657    100%            $90,152     100%           $103,988    100%
                                    =======    ====            =======     ====           ========    ====

Employees.

         USCG employed 127 individuals at the end of 1995 at the Company's offices in Purchase and Medford, New York, and a staff of 7 individuals in Galway, Ireland. None of USCG's employees are represented by a labor union and USCG believes that its employee relations are good.

Segmentation.

         Financial information relating to the types of business and services provided by the Company is included in "Note N" to the "Notes to the Consolidated Financial Statements".

Executive Officers of the Registrant.

         The executive officers of the registrant are its directors who are employees of the registrant or its subsidiaries, with respect to whom information is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement for the May 22, 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

Item 2. Properties--

         In 1995 the business activities of USCG and its subsidiaries was conducted through leased office space located in White Plains, Purchase, and Medford, New York; Trumbull, Connecticut; and Galway, Ireland. No difficulty is anticipated in negotiating renewals on leases expiring or in finding other satisfactory space if warranted. Insurance company management is currently maintained at the company's Purchase, New York office.

Item 3. Legal Proceedings--

                  On November 9, 1995 USCG and its subsidiaries entered into a settlement agreement with Republic Insurance Company ("Republic") in order to settle the various disputes between the parties ("the Settlement"). These disputes and certain unfavorable arbitration awards were referenced in USCG's 10K for the fiscal year ended December 31, 1994 at "Note I" to the "Notes to the Consolidated Financial Statements."

         The Settlement provides for a restructuring of the complex business relationship between the parties: the transfer to Republic of the control and administration of reinsurance policies bound in Republic's name by certain subsidiaries of USCG; the payment of a liability, carried by USCG of $5,400,000, over ten years without interest, the payment being secured by a pledge of all the shares of USCG's principal subsidiary, U.S. Capital Insurance Company, with the option to discharge this obligation at any time by payment of the net present value of the amount outstanding: the commutation and release of the reinsurance obligations of various insurance company subsidiaries of USCG to Republic, some of which are immediate and others of which are to be determined at a future date; the commutation and immediate release of all Republic's reinsurance obligations to USCG's subsidiaries; the payment by Republic and other entities as parties to the settlement of up to $3,340,698 to a USCG subsidiary; and the transfer to Republic of USCG's equity interest in GoldStreet Syndicate Corporation in the amount of $4,297,026. The Settlement provides further for a number of continuing obligations on behalf of USCG, the performance of which determine the extent and exact timing of the release from the arbitration awards referenced above as well as from certain other contractual and reinsurance obligations. See " "Note I" to the "Notes to the Consolidated Financial Statements."

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

Item 4. Submission of Matters to a Vote of Security Holders--

          Not Applicable.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters--Market Information

         The common stock ($.10 par value) of USCG is traded through the OTC Bulletin Board under the symbol "USCG". As of March 27, 1996, there were 40 shareholders of record, which include 26 shareholders of record of USCG, and 14 shareholders of record of the predecessor Pan Atlantic Inc. who have not yet exchanged their shares for USCG certificates. Pursuant to a July 1993 stock split, one share of USCG was declared exchangeable for each four shares of Pan Atlantic Inc.. The Company had in excess of 250 beneficial shareholders. For the periods presented below, the high and low prices of the Common Stock were as follows:

                              1995                       1994
                        -----------------         ----------------
                         HIGH        LOW           HIGH       LOW
                        ------     ------         ------    ------
 First Quarter          $3.00      $3.00          $8.38      $6.75

 Second Quarter             No Trades             $7.63      $6.50

 Third Quarter          $4.12      $4.00          $7.25      $5.00

 Fourth Quarter         $3.50       $.75          $4.88      $2.00

Item 6. Selected Financial Data

                            Year Ended December 31,
              (in thousands except percentage and per share data)

                                                       1995         1994         1993         1992          1991
                                                       ----         ----         ----         ----          ----
INCOME STATEMENT DATA--

Net premiums written                                   $48,462      $25,119      $34,308      $28,452        $19,699
                                                        ======       ======       ======       ======         ======
Earned premiums                                         37,533       21,554       35,445       27,446         20,998
Reinsurance service fees                                   (99)         614          837        1,295            775
Other income                                             1,651          969          698          705            574
Investment income                                        6,067        6,714        7,477        6,946          8,157
Realized investment gains                                  960          264        4,527        4,181          1,098
Loss and loss adjustment expenses                       30,086       15,096       26,590       23,382         17,439
Operating costs and expenses                            25,530       15,337       22,230       21,991         19,432
Income (loss) before income taxes minority interests    (9,504)        (318)         164       (4,800)        (5,269)
Minority interest                                           (6)         506          196          293            412
                                                       -------      -------      -------      -------       --------
Net Income (Loss)                                      ($9,510)     $   188      $   360     ($ 4,507)      ($ 4,857)
                                                       =======      =======      =======     ========       ========
PER SHARE DATA--

Net Income (Loss)                                      ($16.97)     $   .33      $   .63     ($  7.92)      ($  8.54)
                                                       =======      =======      =======     ========       ========
Number of shares of Common
 Stock outstanding                                     560,546      560,546      568,896      568,896        568,896

BALANCE SHEET DATA--

Investments and cash                                  $ 84,657     $ 90,831     $109,011     $ 93,578       $ 94,514
Total assets                                          $155,831     $193,259     $210,875     $155,625       $165,261
Reserves for unpaid losses
and loss adjustment expenses                          $107,275     $122,777     $134,623     $ 91,258       $ 92,156
Bank note payable                                           --           --           --           --       $  1,077
Total stockholders' equity                            $  6,016     $  8,068     $ 18,200     $ 14,409       $ 16,702

CERTAIN GAAP FINANCIAL RATIOS--

Combined Ratio                                           117.5%       123.3%       131.0%       155.1%         152.7%
Net Premiums Written to
 Surplus Ratio                                           .88:1        .58:1        .67:1        .57:1          .37:1


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations--

Overview
- --------

         USCG is a holding company which, through its subsidiaries, engages in primary insurance underwriting, reinsurance underwriting, and a range of services to other insurance and reinsurance companies. Primary insurance underwriting is being generated by U.S. Capital Insurance Company ("USCIC"), which accounted for 98% of the USCG's earned premiums in 1995 and 90% of total revenues in 1995. The other Companies in USCG whose books of business are currently in run off are Pan Atlantic Investors Ltd. ("PAIL"), Pan Atlantic Insurance Company ("PAICO"), and Pan Atlantic Reinsurance Company, Ltd ("PARCO").

         Consolidated net loss in 1995 amounted to $9.5 million or $16.97 per share, as compared to net income of $.2 million or $.33 per share in 1994 and net income of $.4 million or $.63 per share in 1993. Included in the $9.5 million net loss at year end 1995 is an approximately $13.4 million loss attributable to the recognition of the Settlement agreement. See "Note I" to the "Notes to the Consolidated Financial Statements".

Primary Insurance Underwriting
- ------------------------------

         Written Premium

         USCIC has been predominately a New York private passenger automobile insurer. In 1995, USCIC's underwriting activities included commercial automobile, general liability, professional liability and property liability. USCIC mainly writes in the states of New York, California and Louisiana. Gross premiums written in 1995 were $65.5 million, as compared to $25.4 million in 1994 and $36.0 million in 1993. Net premium writings for those years were $47.7 million, $24.4 million and $34.4 million, respectively. The decrease in the premium volume in 1994 resulted primarily from the cancellation of an assumed auto program in Louisiana which, although profitable, had become too large for a principally direct writing company.

         USCIC's plan in 1995 was to replace the canceled Louisiana program with commercial business and with private passenger automobile insurance from independent producers. This change of business source is responsible for the volatility in USCIC's earned premium income, which increased in 1995 to $37.1 million after a decrease from $35.5 million in 1993 to $20.8 million in 1994.

         In 1995 earned premium increased to $37.1 million as premiums for non-standard automobile business in California increased by approximately $7.9 million. Additionally, the Company's non-standard private passenger automobile business in the state of Texas produced earned premiums of $3.1 million, as compared to $0.4 million in 1994.

         When gross premium volume in 1995 exceeded expectations, management reacted in the third and fourth quarter of 1995 by curtailing its business sources. This included ending the flow of business from all except one New York producer of private passenger automobile policies; curtailing USCIC's short term automobile rental program in New York; and ending the non-standard automobile program in Louisiana and Texas, and the small auto dealers and garage keepers program in California.

         Underwriting Results

         USCIC combined loss and expense ratio for 1995 was 110.8% as compared to 103.3% in 1994 and 114.7% in 1993. Statutory underwriting loss from operations was $7.6 million in 1995, $2.1 million in 1994 and $4.9 million in 1993. The 1995 underwriting loss from operations was due principally to adverse development on two programs in run-off since 1993 and 1994, and the Company's strengthening of its Incurred-But-Not-Reported ("IBNR") reserves by $7.1 million on a gross basis and $5.9 million on a net basis.

         Overall combined ratio was 7.5% over 1994, but was improved by 3.9% over 1993. The 16.5% increase in the loss ratio between 1995 and 1994 was offset by a 7.9% decrease in the underwriting expense ratio. The loss adjusting expense ratio decreased by approximately 1%.

         The loss and loss adjustment expenses incurred on a statutory basis as a percentage of earned premiums were 88.5% in 1995, 73.1% in 1994, and 86.7% in 1993. This significant increase in the loss and loss adjustment expense incurred ratio between 1995 and 1994 is a direct result of the adverse development on canceled programs of approximately $3.2 million and an increase in IBNR of approximately $5.9 million.

         Underwriting expenses increased $4.1 million in 1995, of which assigned risk expense accounted for $1.1 million. The balance of the increase is due to expenses incurred on the increased premium volume written by the Company in 1995, such as commissions and premium taxes.

Investment Income
- -----------------
         USCG's investment portfolio generated net dividends and interest income of $6.1 million in 1995, compared to $6.7 million in 1994 and $7.5 million in 1993. The decrease is due primarily to lower interest rates in 1995 and the sale of securities valued at $9.2 million on an amortized cost basis, to meet operational needs in 1995. These figures do not include realized capital gains of $1.0 million in 1995, $0.3 million in 1994, and $4.5 million in 1993.

         At December 31, 1995, USCG's invested assets were distributed as follows: cash equivalents - 26%; Treasury issues - 24%; mortgaged backed issues
- - 34%; foreign issues - 3%; corporate issues - 29%; and equities - 1%. The weighted average maturity of the portfolio was approximately 7.0 years; with a weighted average current yield of approximately 6.6%, as compared to 7.7% in 1994, and 7.5% in 1993.

         In 1993, USCG adopted SFAS Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." In complying with the statement, USCG has classified its fixed maturity investments and its equity securities into a category entitled "securities available for sale." Such securities are adjusted to reflect market value. Unrealized investment gains and losses on securities available for sale are credited or charged directly to shareholders' equity, net of applicable tax provisions or credits. The net unrealized gain on securities available for sale was $1.7 million in 1995, as compared to an unrealized loss of $5.6 million in 1994, and an unrealized gain of $4.0 million in 1993. USCG does not purchase fixed maturity investments with a view to resale. Accordingly, the "available for sale" classification does not denote a trading account.


Liquidity and Capital Resources--
- -------------------------------

         USCG is a holding company, receiving cash principally through sales of equities, borrowings, and dividends from its subsidiaries, some of which are subject to dividend restrictions described in "Note L" to the "Consolidated Financial Statements". The ability of insurance and reinsurance companies to underwrite insurance and reinsurance is based upon maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The primary sources of liquidity for USCG subsidiaries are funds generated from insurance and reinsurance premiums, investment income, commission and fee income, and proceeds from sales and maturities of portfolio investments. The principal expenditures are for payment of losses and loss adjustment expenses, operating expenses, and commissions.

         At December 31, 1995, USCG's total assets of $155.8 million were distributed as follows: 54.7% - cash and investments; 34.5% - receivables;
and other assets - 10.8%. All of the subsidiaries maintain liquid operating positions and follow investment guidelines that are intended to provide for an acceptable return on investment while preserving capital and maintaining sufficient liquidity to meet their obligations. USCIC, the principal insurance underwriter, maintains a sufficient margin of capital and surplus to ensure its unimpaired ability to write insurance and assume reinsurance.

         Cash flow generated from (absorbed by) operations for 1995, 1994 and 1993 was $(16.7) million, $(8.9), and $7.2 million, respectively. Cash from all Company operations has been adequate to meet obligations and, at this time, is believed by management to be adequate for the foreseeable future. See "Item 3. Legal Proceedings" and "Note I" to the Consolidated Financial Statements".

Federal Income Taxes--
- --------------------

         The Company incurred net losses in 1995 which will carry forward as net operating losses to be utilized against future net income. As a result of an audit for federal income tax years through June 30, 1990, USCG received refunds of $262,000 and $594,000 in 1995 and 1996, respectively, for net operating loss carry backs to the tax year ended June 30, 1987.

Equity in GoldStreet--
- --------------------

         As of September 30, 1995, the company's minority interest in GoldStreet Syndicate Corporation was transferred to Republic. The results of GoldStreet's operations for the nine months ended September 30, 1995 are included in the Company's statement of operations, using the equity method of accounting. For the nine months ended September 30, 1995 and the years ended December 31, 1994, and 1993, the Company's equity in GoldStreet's net income was $(6,000), $506,000, and $196,000, respectively.

Regulation--
- ----------

         In its ongoing effort to improve solvency regulation, the National Association of Insurance Commissioners ("NAIC") and individual states have enacted certain laws and financial statement changes. The most recent activity was aimed at greater disclosure of an insurer's reliance upon reinsurance and changes in its reinsurance programs, and tighter rules on accounting for certain overdue reinsurance.

         The NAIC adopted a model risk-based capital act intended to provide a tool for regulators to evaluate the capital of insurers and reinsurers with respect to the risks assumed by them, and to determine whether there is a perceived need for corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency. Although the risk-based capital requirements have not been adopted by any state, in a related action the NAIC adopted a proposal that requires insurers to report the results of their risk-based capital calculations as part of 1994 and subsequent statutory annual statements filed with the state regulatory authorities.

         USCIC and PAIL's risk-based capital level, as calculated in accordance with the NAIC model act and included in their 1995 statutory annual statements, were within the average range of domestic insurance companies, and thus do not indicate any need of corrective action.

Impact of Inflation--
- -------------------

         Property and casualty insurance premiums are established before the total losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, are known. Consequently, USCG attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, USCG may be limited in raising its premium levels commensurate with anticipated inflation. In such an event USCG, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on the investment portfolio, with a corresponding effect on the investment income.

Recent Accounting Pronouncements--
- --------------------------------

         The Company adopted SFAS No. 112, "Employers Accounting for Post Employment Benefits". This Statement requires employers to recognize an obligation for all benefits provided to former and inactive employees after employment but before retirement. Examples of these benefits include, but are not limited to, severance pay, continuation of health care benefits, and leaves of absence benefits. The adoption of this statement in 1994 did not have a material impact upon the financial statements of the Company.

         The FASB has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires that an impaired loan be measured on the basis of the present value of expected future cash flows, using the loans effective interest rate and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which amends Statement No. 114 methods of recognizing interest income on impaired loans. Both of these Statements are effective for fiscal years beginning after December 15, 1994, and did not have a material impact on the financial statements of the Company.

         The Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The adoption of this Statement in 1994 had no material impact on the financial statements of the Company, and the Company had no derivative activities to disclose.

         The Company also adopted the American Institute of Certified Public Accountants' Statement of Position 94-5, "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises" and 94-6, "Disclosures of Certain Significant Risks and Uncertainties."

         During 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that an impairment loss be recognized when the expected future cash flows resulting from the use of the asset is less than the carrying amount.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1996.

ITEM 8. Financial Statements and Supplementary Data.

         The Consolidated Financial Statements of USCG and its subsidiary companies appear on pages F-1 through F-30, attached.

         Unaudited quarterly financial data is included in Note O of the Consolidated Financial Statements. Other Supplementary Data required by Item 302 of Regulation S-K is not required under the related instructions, and therefore has been omitted.


ITEM 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant--

         Information as to "Directors and Executive Officers of the Registrant" is incorporated by reference to the caption "Directors and Executive Officers" in the definitive proxy statement involving the election of directors and other matters (the "Proxy Statement") which USCG intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1995.


ITEM 11. Executive Compensation--

         Information as to "Executive Compensation" is incorporated by reference to the caption "Summary Compensation of Directors and Executive Officers" in the Proxy Statement.


ITEM 12. Security Ownership of Certain Beneficial Owner and Management--

         Information as to "Security Ownership of Certain Beneficial Owner and Management" is incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions--

         Information as to "Certain Relationships and Related Transactions" is incorporated by reference to the caption "Summary Compensation of Executive Officers" and "Principal Stockholders" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8 - K.



(a)    Documents

   1.  Index to Financial Statements

       U.S. CAPITAL GROUP INC. and SUBSIDIARIES

       Reports of Independent Certified Public Accountants:

         BDO Seidman, LLP................................   F-1
         Price Waterhouse................................   F-3

       Consolidated Balance Sheets at
        December 31, 1995 and 1994.......................   F-5

       Consolidated Statements of Operations
        for the years ended December 31, 1995,
        1994 and 1993....................................   F-7

       Consolidated Statements of Stockholders'
        Equity for the years ended December 31, 1995,
        1994 and 1993....................................   F-8

       Consolidated Statements of Cash Flows
        for the years ended December 31, 1995,
        1994 and 1993....................................   F-9

       Notes to Consolidated Financial Statements........   F-11

   2.  Index to Financial Statement Schedules

       SCH I     Summary of Investments Other Than
                  Investments in Related Parties at
                  December 31, 1995......................   S-1

       SCH II    Condensed Financial Information of
                  Registrant, for the years ended
                  December 31, 1995, 1994 and 1993......    S-2

       SCH III   Supplementary Insurance Information
                  for the years ended December 31,
                  1995, 1994 and 1993....................   S-8

       SCH IV    Reinsurance for the years ended
                  December 31, 1995, 1994 and 1993.......   S-9

       SCH VI    Supplementary Information Concerning
                  Property and Casualty Insurance
                  Operations for the years ended
                  December 31, 1995, 1994 and 1993.......   S-10



         All other schedules of the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.




   3.  Index to Exhibits

       3.1       Certificate of Amendment to the Restated
                  Certificate of Incorporation of the Company and a complete copy of the Restated
                  Certificate of Incorporation, as amended.

       3.2       By-Laws of the Company, as amended.

       21        List of Subsidiaries of the Company.

       29        Information from reports furnished to state
                  insurance regulatory authorities.



       Exhibit 3.2 is incorporated by reference to Registration
Statement No. 33-10770 and Exhibit 3.1 is incorporated by reference to Form 10-Q filed by the Company for June 30, 1989. Exhibit 21 is filed herewith. Exhibit 29, "Information from reports furnished to state insurance regulatory authorities," is omitted herefrom as such information is filed directly with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

       A report on Form 8-K was filed with the Securities and Exchange Commission on November 14,1995. Reported on was "Item 5 Other Items" in which USCG described the settlement of various disputes involving the Company. Exhibit Number 21 "Other Documents Or Statements To Security Holders" was submitted which was the USCG's press release dated November 13, 1995 announcing the settlement of the various disputes in regards to the unfavorable arbitration awards.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             U.S. CAPITAL GROUP INC.
                                   (Registrant)

                             By   LIONEL J. GOETZ

                                     /s/  Lionel J. Goetz
                             ----------------------------------
                                      Lionel J. Goetz
                             President & Chief Executive Officer


 Dated: March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Signature/Title/Date


LIONEL J. GOETZ                     SIMON C. K. TWIGDEN

/s/  Lionel J. Goetz                /s/  Simon C. K. Twigden
- -------------------------           -------------------------
Lionel J. Goetz                     Simon C. K. Twigden
Director, Chairman and              Director
President                           March 27, 1996
March 27, 1996


JONATHAN L. AUERBACH                THOMAS S. JOHNSON

/s/  Jonathan L. Auerbach           /s/  Thomas S. Johnson
- ---------------------------         --------------------------
Jonathan L. Auerbach                Thomas S. Johnson
Director                            Director
March 27, 1996                      March 27, 1996


                    RONALD H. LABENSKI

                    /s/  Ronald H. Labenski
                    --------------------------------------
                    Ronald H. Labenski
                    Director, Vice President and Treasurer
                    March 27, 1996

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
U.S. Capital Group Inc.

We have audited the accompanying consolidated balance sheets of U.S. Capital Group Inc. (the "Company") and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules for the each of the three years in the period ended December 31, 1995 listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1995 and 1994 financial statements of a foreign subsidiary, Pan Atlantic Insurance Company, Ltd., whose statements reflect total assets of $24,070,000 and $26,884,000 and total liabilities of $19,136,000 and $22,256,000 as of
December 31, 1995 and 1994, respectively, and total revenue of $1,502,000 and $1,243,000 for the years then ended. Those statements were audited by another auditor whose reports have been furnished to us, and our opinion on the 1995 and 1994 financial statements insofar as it relates to the amounts included for such subsidiary, is based solely on the reports of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditor for 1995 and 1994 provide a reasonable basis for our opinions.

In our opinion, based on our audits and the reports of the other auditor for 1995 and 1994, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Capital Group Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, based on our audits and the reports of the other auditor for 1995 and 1994, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note H to the financial statements, in March 1991, the Company's United Kingdom subsidiary, Pan Atlantic Insurance Company, Ltd., which represents approximately 82% of the consolidated equity, ceased writing insurance and is discharging its liabilities. All loss reserves and recoverable amounts from insurance companies have been established based on current information; however, changes in these estimates are dependent on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note G to the Financial Statements, Pan Atlantic Investors, Limited, a subsidiary of the Company, was declared insolvent by the New York Insurance Exchange, which has petitioned the Superintendent of the Insurance Department of New York State for an order of liquidation under the insurance law. Management is disputing this action and steps taken by the Company to satisfy the State are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has settled an arbitration decision in connection with a dispute with a ceding insurance company which restricts the transactions of a trust fund. In addition, the Company sustained a loss in the current year whereby reducing its capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on future profitable operations and successful completion of the terms of its settlement agreement. Management's plans in regard to this matter are more fully described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP
Valhalla, New York
March 27, 1996



                                  Gardner House             Telephone 660 5199
                                  Wilton Place              Telecopier 660 7638
                                  Dublin 2                  I.D.E. Box No. 137
                                  Ireland


Price Waterhouse


REPORT OF THE INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Pan Atlantic Insurance Company Limited


We have audited the accompanying balance sheet of Pan Atlantic Insurance Company Limited as of December 31, 1995 and the related statements of income and of cash flows for the year, as prepared for use in the preparation of the consolidated financial statements of US Capital Group Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects and for the purpose referred to above, the financial position of Pan Atlantic Insurance Company Limited at December 31, 1995 and the results of its operations and its cash flows for the year in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The following uncertainties raise substantial doubt about the Company's ability to continue as a going concern:

(1) As discussed in Note I, the Company was instructed by the UK Insurance Industry Regulator in March 1991 to cease writing new and renewal insurance contracts and the Company has since that date become a company in run-off discharging its liabilities.

(2) The Company's loss reserves of US$16,914,000 at December 31, 1995 have been established based on available current information. Future changes in these estimates may arise based on updated information.

(3) As discussed in Note I, the company is dependent on the timely remittances of amounts due from certain group companies of US$14,012,000 which are subject to:

      - the release of sufficient surplus funds upon the final evaluation of a certain trust fund held by a group company; and

      - the ability to collect certain retrocessional protections from a third party who has assumed control and responsibility for the collection of these balances.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan in regard to these uncertainties are also described in Note I.


PRICE WATERHOUSE
DUBLIN

27 March 1996

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except par value and number of shares)


                                                            December 31
                                                        -------------------
                                                          1995        1994
                                                          ----        ----
 ASSETS

Investments:
  Fixed maturities, available for sale,
   at market value (amortized cost: 1995 -- $68,630;
   1994 -- $71,427)                                      $ 70,370   $ 66,468
  Equity securities, available for sale,
    (cost: 1995--$2; 1994--$610)                               --        631
  Short-term investments, at cost, which
   approximates market                                     14,287     23,684
                                                         --------   --------
     Total Investments                                     84,657     90,783

Cash                                                          596         48
Accrued investment income                                   1,349      1,325
Deferred charges                                               --     11,839
Premiums receivable                                         6,664      8,167
Reinsurance recoverable                                    45,096     68,500
Deferred acquisition costs                                  3,102        979
Investment in unconsolidated affiliate                         --      4,011
Property and equipment, net                                 1,800      1,328
Income taxes recoverable                                      594        856
Prepaid reinsurance premiums                                6,545        603
Other assets                                                5,428      4,820
                                                         --------   --------
     TOTAL ASSETS                                        $155,831   $193,259
                                                         ========   ========

(The accompanying footnotes are an integral part of the consolidated financial statements.)

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except par value and number of shares)

                                                         December 31,
                                                      ------------------
                                                      1995          1994
                                                      ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Reserves for unpaid losses and loss
   adjustment expenses                              $107,275      $122,776
  Reinsurance balances payable                         9,990        49,176
  Funds held for reinsurers                            1,455         2,399
  Unearned premiums                                   25,916         9,045
  Note payable                                         4,000            --
  Accounts payable and accrued liabilities             1,179         1,794
                                                    --------      --------
    Total Liabilities                                149,815       185,191
                                                    --------      --------
Commitments and Contingent Liabilities

Stockholders' Equity:

  Preferred stock, par value $1.00 per share;
   authorized 250,000 shares, none issued
   and outstanding                                        --            --
  Common stock, par value $.10 per share;
   authorized  2,500,000 shares; issued
   1,112,542 (including 551,996 shares in
   1995 and 1994 held in treasury)                       111           111
  Additional paid-in capital                          29,481        29,481
  Unrealized appreciation (depreciation) on
   securities                                          1,738        (5,639)
  Foreign exchange translation adjustment              2,198         2,117
  Deficit                                            (10,953)       (1,443)
                                                     -------      --------
                                                      22,575        24,627
  Less: Treasury stock at cost                        16,559        16,559
                                                    --------      --------

Total Stockholders' Equity                             6,016         8,068
                                                    --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY                $155,831      $193,259
                                                    ========      ========

              (The accompanying footnotes are an integral part of
                the consolidated financial statements.)

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share and number of shares)

                                                 Year Ended December 31,
                                               ---------------------------
                                               1995        1994       1993
                                               ----        ----       ----
Revenues:
  Earned premiums                             $ 37,533   $ 21,554   $ 35,445
  Investment income                              6,067      6,714      7,477
  Realized investment gains                        960        264      4,527
  Underwriting fees and commissions:
    From affiliated companies                      150        300        300
    From unaffiliated companies                   (249)       314        537
  Other Income                                   1,651        969        698
                                              --------   --------   --------
    Total revenue                               46,112     30,115     48,984
                                              --------   --------   --------

Losses and expenses:

  Loss and loss adjustment expenses             30,086     15,096     26,590
    Policy acquisition costs                     7,632      4,808      6,492
    Underwriting, general and
     administrative expenses                    13,046      9,348     14,373
    Amortization of deferred charge              4,852      1,181      1,365
                                              --------   --------   --------
Total losses and expenses                       55,616     30,433     48,820
                                              --------   --------   --------

INCOME (LOSS) BEFORE FOLLOWING ITEM:            (9,504)      (318)       164
  Equity in income of
   unconsolidated affiliate                         (6)       506        196
                                              ---------  --------   --------
NET INCOME (LOSS)                             $ (9,510)  $    188   $    360
                                              ========   ========   ========

INCOME (LOSS) PER SHARE                       $ (16.97)  $    .33   $    .63
                                              ========   ========   ========

WEIGHTED AVERAGE SHARES                        560,546    568,896    568,896
                                              ========    =======   ========

(The accompanying footnotes are an integral part of the consolidated financial statements.)

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993
                               (in thousands)

                               Shares of                            Unrealized       Foreign
                               Common Stock             Additional  Appreciation     Exchange    Retained
                             ----------------  Common     Paid-In  (Depreciation)  Translation   Earnings   Treasury  Stockbroker's
                             Issued  Treasury   Stock     Capital   on Securities    Adjustment   (Deficit)   Stock      Equity
                             ------  --------   -----     -------   -------------    ----------    --------   -----      ------

Balance, December 31, 1992    4,450    2,174      445      29,147         797          2,553        (1,991)   (16,542)  $14,409
Net Income                        -        -        -           -            -              -          360          -       360
Change in unrealized
  appreciation on securities      -        -        -           -        3,202              -            -          -     3,202
Foreign currency translation
  adjustment                      -        -        -           -            -            229            -          -       229
Reverse stock split          (3,337)  (1,630)    (334)        334            -              -            -          -         -
                             -------  -------    -----    -------      -------         ------     --------    -------   -------
Balance, December 31, 1993    1,113      544      111      29,481        3,999          2,782       (1,631)   (16,542)   18,200

Net Income                        -        -        -           -            -              -          188          -       188
Change in unrealized
 depreciation on securities       -        -        -           -       (9,638)             -            -          -    (9,638)
Foreign currency translation
  adjustment                      -        -        -           -            -           (666)           -          -      (666)
Purchases of treasury stock       -        8        -           -            -              -            -        (17)      (17)
                             -------  -------    -----    -------      -------         ------     --------    -------   -------
Balance, December 31, 1994     1,113      552    $111     $29,481      $(5,639)        $2,117      $(1,443)  $(16,559)  $ 8,068
                             -------  -------    -----    -------      -------         ------     --------    --------  -------
Net Loss                           -        -       -           -            -              -       (9,510)         -    (9,510)
Change in unrealized depreciation
  on securities                    -        -       -           -        7,376              -            -          -     7,376
Foreign currency translation
  adjustment                       -        -       -           -            -             82            -          -        82
                             -------  -------    -----    -------      -------         ------     --------    --------  -------
Balance, December 31, 1995     1,113      552     $111    $29,481      $ 1,738        $ 2,198     $(10,953)   $(16,559) $ 6,016
                             -------  -------    -----    -------      -------         ------     --------    --------  -------

(The accompanying footnotes are an integral part of the consolidated financial statements).

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                   Year Ended December 31
                                               --------------------------------
                                                1995          1994        1993
                                               -------      ---------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                              $(9,510)      $   188       $360
  Adjustments to reconcile net
     loss to net cash used by
     operating activities:
  (Increase) in accrued
     investment income                             (23)          (27)       (54)
  (Increase) in reinsurance
     recoverables and premiums
     receivable net of payables                (41,048)       (3,507)    (5,838)
  (Increase) decrease in deferred
     acquisition costs                          (2,125)         (474)        76
  Depreciation and amortization                     (8)          163        216
  Increase (decrease) in reserves for
     unpaid loss and loss adjustment expenses   11,212        (9,201)    16,372
  Increase (decrease) in unearned
     premium reserve                            16,872         4,169     (1,137)
  Decrease in accounts
     payable and accrued liabilities              (469)         (229)      (402)
  Amortization of premium/discount                  69            (1)       (35)
  Increase in deferred and
     current income tax payable, net of
     refundable income taxes                       262           130        100
  Increase in prepaid reinsurance premiums      (5,942)         (603)        --
  Increase (decrease) in other assets             (941)           47        890
  Equity in net income of affiliated company     4,011          (506)      (196)
  Realized gains                                  (960)         (264)    (4,527)
  Commutation proceeds-deferred charge          11,839         1,181      1,365
                                                ------         -----      -----
NET CASH FROM OPERATING ACTIVITIES             (16,761)       (8,934)     7,190
                                                ------         -----      -----
NET CASH FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed
  maturities and equity securities              42,482        22,977     59,046
Purchase of fixed maturities and
  equity securities                            (37,485)       (6,797)   (56,784)
Net increase in short-term
  investments                                    9,422        (6,637)    (9,934)
Disposal (purchases) of property and
  equipment, net                                   (27)       (1,264)       (66)
                                                ------         -----      -----

NET CASH FROM INVESTING ACTIVITIES              14,392         8,279     (7,738)
                                                ------         -----      -----


                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in Thousands)

                                                   Year Ended December 31
                                               --------------------------------
                                                1995          1994        1993
                                               -------      ---------    ------
NET CASH FROM FINANCING ACTIVITIES:
Increase (decrease) in funds held, net          (1,082)          681        552
Purchase of treasury stock                           -           (17)         -
Increase in note payable                         4,000             -          -
                                                ------         -----      -----
NET CASH FROM
  FINANCING ACTIVITIES                           2,918           664        552
                                                ------         -----      -----

Effect of exchange rate changes on cash             (1)           27         (7)
                                                ------         -----      -----

INCREASE (DECREASE) IN CASH                        548            36         (3)

CASH - BEGINNING OF THE PERIOD                      48            12         15
                                                ------         -----      -----
CASH - END OF THE PERIOD                        $  596         $  48      $  12
                                                ======         =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest                                        $    -         $   -      $   -
                                                ======         =====      =====
Income taxes                                    $    -         $   -      $   -
                                                ======         =====      =====

(The accompanying footnotes are an integral part of the consolidated financial statements.)

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

NOTE A--ORGANIZATION AND NATURE OF BUSINESS

U.S. Capital Group Inc. (the "Company") was organized under the laws of Delaware in 1971, as a shell corporation, which remained inactive until 1986, when it was purchased by the company to act as the holding company for the U.S. Capital Group Inc. The Company, through its subsidiaries, comprise a property and casualty insurance and reinsurance underwriting and services group operating from the United States and Europe.

The Company, through U.S. Capital Insurance Company, specializes principally in the underwriting of insurance in the following lines of business: private passenger automobile, commercial automobile, commercial property, specialty reinsurance and other liability.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF
CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries at December 31, 1995, as follows: U.S. Capital Insurance Company (U.S.) 100%; PAG Management Inc. (U.S.) (formerly named Pan Atlantic Group, Inc.) 100%; Pan Atlantic Investors, Ltd. (U.S.) 100%; Pan Atlantic Insurance Company, Ltd. (United Kingdom) 100%; Insyst Inc. (U.S.) 100%; Pan Atlantic Underwriters, Ltd. (Bermuda) 100%; AROS Reinsurance Services Limited (United Kingdom) 100%; Atlantic Run Off Services Inc. (U.S.) 100%; Pan Atlantic Reinsurance Company (Bermuda) 100%; U.S. Capital Premium Finance Company (U.S.) 100%; and AI Service Bureau, Inc. (U.S.) 100%. The investment in GoldStreet Syndicate Corporation (GoldStreet), an affiliated company (30% owned), was carried on the equity basis of accounting until September 30, 1995, at which time the equity interest was transferred to Republic Insurance Company ("Republic"). All significant inter-company transactions are eliminated in consolidation.

COMMISSIONS--
Profit commissions are based on underwriting results for each account year including the Company's estimates for incurred but not reported losses ("IBNR") on open account years. Profit commissions previously accrued are adjusted, if appropriate, in subsequent years as additional underwriting experience becomes known.

INVESTMENTS--
In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its investments into "Securities Available for Sale." Securities available for sale are reported at market value. The unrealized gains and losses of the investments in this category are credited or charged directly to shareholders' equity, net of applicable taxes.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF
CONSOLIDATION AND BASIS OF PRESENTATION (Continued)


Fixed maturity investments are carried at market. Marketable equity securities, (common stocks and preferred stocks with no mandatory redemption) are carried at market. Short-term investments are carried at cost, which approximates market. Net unrealized appreciation or depreciation of equity securities is a component of stockholders' equity. Realized gains and losses are determined on a specific identification of securities sold.

FEDERAL INCOME TAX--
The Company establishes, when required, deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. (See Footnote F)

UNEARNED PREMIUM RESERVE--
Unearned premiums represent the portion of premiums written applicable to the unexpired terms of contracts in force. Unearned premium reserves are calculated by using pro rata methods or reports received from ceding companies. Accordingly, premiums written are recorded as income when earned.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES--
Losses and loss adjustment expenses are charged to income as incurred. Reserves for unpaid losses and loss adjustment expenses are based on reports received from an accumulation of case estimates for losses reported prior to year end plus a provision for losses and loss adjustment expenses incurred but not reported based upon the Company's past experience and reviews of individual policies and contracts written and expenses for investigating and adjusting claims. Such estimated liabilities are continually reviewed and revised as necessary. Changes in estimates, if any, are reflected in operations in the period determined. The liability for such losses is stated after estimated recoveries for salvage and subrogation.

DEFERRED POLICY ACQUISITION COSTS--
Deferred acquisition costs represent costs that are primarily related to and vary with the production of business. These costs are principally commission and brokerage, taxes and salaries for primary insurance contracts. Such costs are deferred to the extent recoverable, after considering future investment income, and are amortized over the period in which the related premiums are earned. Policy acquisition costs included in the accompanying statements of operations are presented net of ceding commissions, commission overrides and other fees.

Deferred charges arising under certain reinsurance contracts are amortized over the periods in which the related anticipated income is earned.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF
CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

DEPRECIATION--
Buildings are depreciated on the straight-line method over 27.5 years. Furniture and equipment are depreciated over estimated useful lives of three to ten years, on either the straight-line or double declining-balance methods. Leasehold improvements are amortized over the term of the lease. Accumulated depreciation and amortization as of December 31, 1995 and 1994 aggregated $2,450,000 and $2,521,000, respectively. Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 were $99,000, $195,000 and $334,000, respectively.

RECEIVABLES--
The credit risk associated with the collection of premiums receivable and reinsurance recoverable amounts is an ongoing concern to the insurance and reinsurance industry. U.S. Capital Group Inc. and subsidiaries monitors on a case-by-case basis the credit worthiness of companies from which significant receivables are due. Premiums receivable are net of uncollectable balances of approximately $1,925,000.

EARNINGS PER SHARE--
The Company's earnings per share are calculated based on weighed average of shares outstanding for the periods presented. No effect has been given for common stock equivalents since they are not dilutative. The company has given retroactive effect to the reverse 1 share for 4 shares stock split effected in July 1993. The Company accounts for common stock equivalents on the treasury stock method

USE OF SIGNIFICANT ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS--
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES--
The most significant estimates in the Company's balance sheet are the determination of prepaid policy acquisition costs, reserve for insurance losses and loss adjustment expenses, and the recognition of the Republic Settlement (See Note I). Management's best estimate of prepaid policy acquisition costs is based on historical studies and assumptions made regarding costs incurred. Management's best estimate of insurance losses and loss adjustment expenses is based on past loss experience and consideration of current claim trends as well as prevailing social, economic and legal conditions. Although management's estimates are not expected to change in the near term, the costs the Company will ultimately incur could differ from the amounts assumed will be incurred based on the assumptions made.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF
CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

ADVERTISING--
The Company expenses the costs of advertising as incurred. Advertising expense was $229,000 in 1995, $490,000 in 1994 and $1,021,000 in 1993.

STOCK OPTIONS--
In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively for its stock option plans in accordance with APB Opinion 25 and provide supplemental disclosures as required by SFAS No. 123, beginning in 1996. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion 25 and provide the supplemental disclosures as required by SFAS No. 123, beginning in 1996.

NOTE C--INVESTMENTS

Fixed maturities, equity securities and short-term investments at December 31, 1995 with a carrying value of approximately $38.7 million are pledged to banks in connection with an equivalent amount of letters of credit or trust agreements issued to ceding companies in accordance with reinsurance agreements or for various regulatory restrictions. Also, fixed maturities with a carrying value of approximately $4,547,000 are on deposit with insurance regulatory authorities.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--INVESTMENTS  (Continued)

The components of investment income are summarized as follows:

                                                    (in thousands)
                                            1995         1994         1993
                                          --------     --------     --------

Fixed maturities                          $  5,135        6,071     $  6,373
    Equity securities                           --          173          683
    Short-term investments                     932          470          421
                                          --------     --------     --------
      Total Investment Income             $  6,067     $  6,714     $  7,477
                                          ========     ========     ========

Realized gains on sale of investments are as follows:

                                            1995         1994         1993
                                          --------     --------     --------

     Fixed Maturities                     $  1,017     $    156     $  2,515
     Equity Securities                         (57)         108        2,012
                                          --------     --------     --------
       Total Realized Gains               $    960     $    264     $  4,527
                                          ========     ========     ========

See chart on following page for amortized cost and estimated market value of investments held by the Company.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--INVESTMENTS (Continued)

The amortized cost and estimated market value of investments held by the Company are as follows:

                                                                       Gross              Gross
                                                 Amortized          Unrealized         Unrealized          Market
December 31, 1995                                   Cost               Gains             Losses             Value
- -----------------                                ----------         ----------         ----------         ----------
(in thousands)
  Fixed maturities - Bonds
    U.S. Treasury obligations..................    $17,381            $   693                  0            $18,074
    Foreign government.........................      2,981                  0                (48)             2,933
    Corporate securities.......................     26,218                806                  0             27,024
    Mortgage-backed securities.................     22,049                289                                22,338
                                                 ----------         ----------         ----------         ----------
      Total Bonds available for sale                68,630              1,787                (48)            70,369
                                                 ----------         ----------         ----------         ----------
  Equity securities:
    Common stocks..............................          1                  0                 (1)                 0
    Preferred stocks...........................          0                  0                  0                  0
                                                 ----------         ----------         ----------         ----------
     Total Equities available for sale                   1                  0                 (1)                 0
                                                 ----------         ----------         ----------         ----------
  Short-term investments.......................     14,287                  0                  0             14,287
                                                 ----------         ----------         ----------         ----------
        Total investments                          $82,918             $1,787               ($49)           $84,656
                                                 ==========         ==========         ==========         ==========

                                                                       Gross              Gross
                                                 Amortized          Unrealized         Unrealized          Market
December 31, 1994                                   Cost               Gains             Losses             Value
- -----------------                                ----------         ----------         ----------         ----------
(in thousands)
  Fixed maturities - Bonds
    U.S. Treasury obligations...................   $18,517              $  28               (810)           $17,735
    Foreign government..........................     2,311                  0               (311)             2,000
    Corporate securities........................    32,720                219             (2,528)            30,411
    Mortgage-backed securities..................    17,879                  2             (1,559)            16,322
                                                 ----------         ----------         ----------         ----------
      Total Bonds available for sale                71,427                249             (5,208)            66,468
                                                 ----------         ----------         ----------         ----------

  Equity securities:
    Common stocks...............................       204                  0                (88)               116
    Preferred stocks............................       406                109                  0                515
                                                 ----------         ----------         ----------         ----------
     Total Equities available for sale                 610                109                (88)               631
                                                 ----------         ----------         ----------         ----------
  Short-term investments........................    23,684                  0                  0             23,684
                                                 ----------         ----------         ----------         ----------
        Total investments                          $95,721               $358            ($5,296)           $90,783
                                                 ==========         ==========         ==========         ==========

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--INVESTMENTS (continued)

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                               Amortized           Market
                                                  Cost             Value
                                                --------          -------
                                                      (in thousands)

         Less than 1 year                       $  1,350          $ 1,025
         1 to 5 Years                             18,438           18,792
         5 to 10 Years                            18,320           18,905
         10 Years                                  8,474            9,309
                                                --------          -------

                  Sub-total                       46,582           48,031

         Mortgage-backed securities               22,048           22,338
                                                --------         --------

                  TOTAL                          $68,630          $70,369
                                                 =======          =======


NOTE D--COMMITMENTS

Rental expense for the years ended December 31, 1995, 1994 and 1993 was $656,000, $803,000 and $1,003,000 respectively. The aggregate future minimum lease payments required under non-cancelable operating leases for office space at December 31, 1995 are as follows:

                              1996      $    316,915
                              1997           305,030
                              1998           279,611
                                        ------------

                                Total   $    901,556
                                        ============

In 1995, USCG relocated its principal subsidiary, USCIC, to Purchase, New York under a three year lease expiring in 1998 at approximately $25,000 per month. Subsequent to year end, the Company entered into an office lease arrangement for its personal lines automobile lines of business operations for a term of five years expiring May 31, 2001, at approximately $14,000 per month.

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             NOTE E--STOCK OPTIONS

In November 1986, the Company reserved 200,000 shares of its common stock, (50,000 after the reverse 1 share for 4 shares stock split effected in July, 1993) for issuance to its directors, officers, and employees under a stock option plan. Options granted under the stock option plan become exercisable in two cumulative installments, with 50% of each option becoming exercisable one year after the date of grant and 50% of each option becoming exercisable one year thereafter. Options expire ten years after the date of grant.

On May 20, 1992, the Stock Option Committee amended the exercise price of the options outstanding to $1.75 per share. Effective July 1993, the exercise price per option was adjusted to $7.00 per share to reflect the reverse stock split of 1 share for 4 shares. During 1995, certain officers and certain directors received 7,000 options pursuant to the plan at an exercise price of $8 per share. At December 31, 1995, 17,275 shares are exercisable. No options granted have been exercised to date.

The following table gives retroactive effect to these transactions:

                                    Shares            Outstanding
                                   Available            Options
                                   for Grant       Shares     Option Price
                                   ---------      --------    ------------
Balance, January 1, 1993             38,725        11,275        $7.00
  Options forfeited                   1,125        (1,125)
                                    -------        ------

Balance, December 31, 1993           39,850        10,150        $7.00
  Options forfeited                   3,375        (3,375)
  Options granted                   (21,000)       21,000        $8.00
                                    -------        ------

Balance, December 31, 1994           22,225        27,775     $7.00 - $8.00
  Options granted                    (7,000)        7,000        $8.00
                                    -------        ------

Balance, December 31, 1995           15,225        34,775   $7.00 - $8.00
                                    =======        ======

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--INCOME TAXES

The Company files a consolidated federal corporate income tax return based on a June 30 tax year. USCG's portion of certain income from foreign operations is included in United States taxable income under the applicable provisions of the Internal Revenue Code. It is management's intent that the undistributed earnings of the foreign subsidiaries not subject to such tax will be reinvested in the respective operations; therefore, federal, state and local taxes were not provided on their cumulative undistributed earnings, which amounted to approximately $16 million at December 31, 1995. Taxes paid by the Company's foreign subsidiaries have not been material.

Deferred tax assets(liabilities) are composed of the following at:

                                                      December 31,
                                            1995                      1994
                                         ------------------------------------

NOL carry-forwards                       $5,900,000                $3,200,000

Policy acquisition costs related
 to unearned premium                     (1,531,000)                 (330,000)

Unearned premium adjustments              1,762,000                   575,000

Difference between book
 and tax reserves                         2,345,000                 2,000,000
                                         ----------                ----------

Net deferred tax asset                   $8,476,000                $5,445,000
                                         ==========                ==========

The domestic operations of the Company resulted in losses for 1995 which added to loss carry-forwards. The Company has established a full valuation allowance against the net deferred tax asset as it has incurred losses in previous years.

At December 31, 1995, the Company had a tax loss carry-forward of approximately $17.5 million. If not used to offset future taxable income, this tax loss carry-forward will expire through the year 2010. Franchise taxes paid, primarily based on premiums, were approximately $427,000 for 1995, $434,000 for 1994, and $435,000 for 1993.

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G--INTENTION TO DRAW ON INVESTMENT DEPOSITS

Pursuant to the requirements of the Constitution and By-Laws of the New York Insurance Exchange (the Exchange) and the Insurance Laws of the State of New York, Pan Atlantic Investors Ltd. (PAIL), the Company's wholly owned subsidiary and Exchange underwriting members are contingently liable for up to a maximum of $500,000 for the unpaid contractual obligations of underwriting members found to be insolvent.

In the opinion of management, based on the advice of legal counsel, the $500,000 deposit which was used by the Security Fund represents each underwriting member's maximum liability with respect to the declared insolvencies as of December 31, 1995. However, each Exchange underwriting member remains contingently liable for an additional $500,000 in the event that the Security Fund is required to pay the contractual obligations of any underwriting member of the Exchange found to be insolvent in the future.

At December 31, 1991 the Exchange terminated its remaining employees and, in management's opinion, it is not likely that the Exchange will resume operations.

Statutory statements at December 31, 1995 filed by PAIL indicate a statutory capital and surplus of approximately $1,038,000. PAIL capital and surplus under GAAP as at the same date was approximately $5,959,000.

PAIL has been declared insolvent by the New York Insurance Exchange. The Exchange has petitioned the Superintendent of the Insurance Department of New York State for an order of liquidation under the insurance law. Management disputes this action.

NOTE H--FOREIGN OPERATIONS

Foreign (principally European) subsidiaries accounted for approximately 10%, 16%, and 9% of revenues in 1995, 1994 and 1993, respectively. Earned premiums underwritten by the Company on behalf of subsidiaries and companies managed by the Company aggregate, $37,533,000, $21,554,000, and $35,442,000 in 1995, 1994
and 1993, respectively, of which approximately 4%, 2% and none, related to business assumed in foreign markets in 1995, 1994 and 1993, respectively. At December 31, 1995 assets and liabilities of foreign subsidiaries before inter-company eliminations aggregated $122,841,261, and $90,557,023, respectively. Net income (loss) before income taxes of foreign subsidiaries aggregated $622,000, ($2,115,000) and $2,400,000 in 1995, 1994 and 1993,
respectively. Under the provisions of Financial Accounting Standards Board Statement Number 52, the adjustment resulting from translating the financial statements of certain foreign based subsidiaries is included as a separate component of stockholders' equity. Foreign exchange gains and losses on foreign subsidiaries for which the functional currency is U.S. dollars are included in the individual items of revenues and expenses. Included in 1995, 1994 and 1993 operations are approximately $695,000, $101,000 and ($4,000), respectively of foreign currency transaction gains (losses).

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H--FOREIGN OPERATIONS (Continued)

PAICO acted as an insurance company authorized to transact all non-life classes of direct and reinsurance business. However, on March 12, 1991, PAICO received notice from the Secretary of State for Trade and Industry pursuant to sections 37 and 45 of the Insurance Companies Act 1982 to refrain from effecting (including renewing) any contract of insurance on or after March 18, 1991. PAICO's continued solvency is contingent on its ability to collect reinsurance balances owing from other USCG subsidiaries of US$14,384,000. Management intends to continue PAICO's ongoing program of commutations and continues to discharge its liabilities.

NOTE I--CONTINGENCIES

On November 9, 1995 USCG and its subsidiaries entered into a settlement agreement with Republic Insurance Company ("Republic") in order to settle the various disputes between the parties (the "Settlement").

The Settlement provides for a restructuring of the complex business relationship between the parties: the transfer to Republic of the control and administration of reinsurance policies bound in Republic's name by certain subsidiaries of USCG; the payment of a liability, carried by USCG of $5,400,000, over ten years without interest, the payment being secured by a pledge of all the shares of USCG's principal subsidiary, U.S. Capital Insurance Company, with the option to discharge this obligation at any time by payment of the net present value of the amount outstanding: the commutation and release of the reinsurance obligations of various insurance company subsidiaries of USCG to Republic, some of which are immediate and others of which are to be determined at a future date; the commutation and immediate release of all Republic's reinsurance obligations to USCG's subsidiaries; the payment by Republic and other entities as parties to the settlement of up to $3,340,698 to a USCG subsidiary; and the transfer to Republic of USCG's equity interest in GoldStreet Syndicate Corporation in the amount of $4,297,026. The Settlement provides further for a number of continuing obligations on behalf of USCG, the performance of which determine the extent and exact timing of the release from the arbitration awards referenced in the December 31, 1994 10K of the Company as well as from certain other contractual and reinsurance obligations. In particular, pending the payment to Republic of the $5.4 million referred to above, the Settlement incorporates various covenants on USCG, including a requirement to maintain the consolidated net worth of USCG to the level of 100% of the amount owed to Republic, as well as certain other restrictions on borrowings, capital expenditures, dividends, premium writings, and asset sales.

During 1987 the Company assumed indirectly from certain former PAG Reinsurance Underwriting Syndicate (the "PAG Syndicate") members the loss and loss adjustment expense reserve obligations relating to the 1984 and prior underwriting years, and the 1985 and 1986 business, written by the PAG Syndicate on their behalf, for cash and other consideration. Investments aggregating $34,000,000 are held in trusts by two of the Company's subsidiaries to pay claims related to the policies reinsured by Republic. Provided there are no events of default under the terms of the Settlement, the Company and Republic have agreed to defer commutation of the liabilities secured by the trusts until at least June 30, 1997. In the event that the value of the assets in the trusts on the date
Republic exercises the commutation option is greater than Republic's valuation of the trust fund obligations, Republic shall distribute the excess trust funds to the Company's subsidiaries less any unpaid obligations owed to Republic, as per the terms of the Settlement. The difference between the value of assets held in the trusts and the estimate of trust fund obligations as of December 31, 1995 is carried as a deferred liability.

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

In an ongoing effort to improve solvency regulation, the National Association of Insurance Commissioners ("NAIC") and individual states have enacted certain laws and financial statement changes. The
NAIC adopted a model risk-based capital act intended to provide a tool for regulators to evaluate the capital of insurers and reinsurers with respect to the risk assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital act has not yet been widely adopted, in a related action, the NAIC adopted a proposal that requires insurers and reinsurers to report the results of their risk-based capital calculations as part of the 1994 and subsequent statutory annual statements filed with state regulatory authorities. Based on industry analysis provided by the NAIC, all domestic insurance companies in the USCG fell within the average risk-based capital level and require no regulatory action.

NOTE J--REINSURANCE

Pan Atlantic Reinsurance Company Limited ("PARCO"), U.S. Capital Insurance Company, Pan Atlantic Investors Limited ("PAIL"), and Pan Atlantic Insurance Company ("PAICO") cede risks to other reinsurers and remain contingently liable to the extent that reinsuring companies are unable to meet their obligations on these agreements.

Pursuant to the Financial Accounting Standards Board SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", the Company's balance sheet recognizes reinsurance receivables and prepaid reinsurance premiums as assets.

Reinsurance recoverable is presented net of a provision for uncollectible amounts of $5,378,000 in 1995 and $6,021,000 in 1994.

The effects of Retrocession activity on premiums written and earned is set forth below in thousands:

                                          Premiums                               Premiums
                                           Written                                Earned
                                   Year Ended December 31,                 Year Ended December 31,
                             ----------------------------------       ---------------------------------
                               1995         1994         1993           1995         1994        1993
                               ----         ----         ----           ----         ----        ----
Direct                       $59,748      $24,881      $20,360        $45,075      $20,628     $21,581
Assumed                        7,444        1,231       15,590          5,245        1,504      16,078
Ceded                        (18,730)        (993)      (1,642)       (12,787)        (578)     (2,214)
                             -------      -------      -------        -------      -------     -------

Net                          $48,462      $25,119      $34,308        $37,533      $21,554     $35,445
                             =======      =======      =======        =======      =======     =======

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--REINSURANCE (Continued)

The incurred and paid activity for insurance losses and loss adjustment expenses is as follows:

                                                                            Year Ended December 31,
                                                                  1995               1994             1993
                                                                  ----               ----             ----
                                                                                (000 Omitted)
Net Unpaid Losses and LAE at beginning of period.......        $ 85,967             93,036         $ 91,258

Add--
Provision for Losses and LAE for claims occurring
in the current year....................................          23,942            14,772            22,532
Increase in estimated Losses and LAE for claims
occurring in prior years...............................           6,143               324             4,058
                                                               --------          --------          --------
Total..................................................         116,052           108,132           117,848
                                                               --------          --------          --------
Less--
Losses and LAE payments for claims occurring during:
The current year.......................................          13,056             8,768            14,223
Prior years............................................          34,172            13,397            10,589
                                                               --------          --------          --------
Total..................................................          47,228            22,165            24,812
                                                               --------          --------          --------
Net Unpaid Losses and LAE at end of period.............          68,824            85,967            93,036

Reinsurance recoverable................................          38,451            36,810            41,587
                                                               --------          --------          --------
Gross Unpaid Losses and LAE at end of period...........        $107,275          $122,777          $134,623
                                                               ========          ========          ========

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE K--INVESTMENT IN UNCONSOLIDATED AFFILIATE

In accordance with the Settlement agreement described in Note I, the equity interest in GoldStreet was transferred to Republic at September 30, 1995.

The table below summarizes the balance sheets of GoldStreet at December 31, 1995 and 1994 and its Statements of Operations for each of the three years ended December 31, 1995, 1994 and 1993:



                                                            (in thousands)
BALANCE SHEETS                                                December 31
                                                      ------------------------
ASSETS                                                1995                1994
                                                      ----                ----
  Investments                                       $    0              $25,042
  Other assets                                           0                4,179
                                                    ------              -------

TOTAL                                               $    0              $29,221
                                                    ======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses        $    0              $15,743
  Other liabilities                                      0                  180
                                                    ------              -------
Total Liabilities                                        0               15,923
                                                    ------              -------
Total Stockholders' Equity                               0               13,298
                                                    ------              -------

TOTAL                                               $    0              $29,221
                                                    ======              =======

                                                            (in thousands)
STATEMENTS OF OPERATIONS                                 Year Ended December 31
                                            --------------------------------------------
                                              1995       1994      1993
                                            ---------    -----    ------
Revenues:
  Earned premiums                           $    --      $1,040  $     22
  Net investment income                          --       1,725     2,914
                                            --------    -------  --------
Total                                            --       2,765     2,936
                                            --------    -------  --------
Expenses:
  Losses and loss adjustment expense             --       1,370      (261)
  Other underwriting expenses                      6        349       391
                                            ---------   -------  --------
Total                                              6      1,719       130
                                            ---------   -------  --------
Income before federal income
  taxes & extraordinary gain                      (6)     1,046     2,806
Federal income tax (benefit)                       0       (650)      796
                                             -------     ------    ------
NET INCOME                                   $    (6)    $1,696    $2,010
                                             =========   =======   ======


                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L--RESTRICTIONS OF INSURANCE SUBSIDIARIES STOCKHOLDERS' EQUITY

The payment of cash dividends by U.S. Capital, PAIL, PARCO, and PAICO is subject to statutory restrictions imposed by each of the jurisdictions in which these subsidiaries operate. Generally, cash dividends may be paid only out of statutory earned surplus subject to certain other limitations. The amount which may be paid to the holding company during 1995 without obtaining insurance department approval is approximately $7 million. At December 31, 1995, none of the consolidated assets could be transferred in the form of loans or advances to the parent company without prior regulatory approval.

Set forth below is a reconciliation of net income and surplus as determined under statutory accounting practices (SAP) to net income and stockholders' equity as determined under generally accepted accounting principles (GAAP) for the Company's reinsurance and insurance subsidiaries.

                                                   Year Ended December 31
                                        -------------------------------------------
                                          1995      1994          1993
                                          ----      ----          ----
                                                  (in thousands)
SAP net income (loss) in
  reinsurance and insurance
  subsidiaries                          $(9,919)   $   218       $ 2,466
GAAP Adjustments:
  Change in deferred acquisition
    costs                                 2,124        474           (76)
  Change in deferred taxes                  -          176          (179)
  Accrual of income on reinsurance
    deposits                                165        423           151
  Amortization of goodwill                  (68)       (69)          (69)
  Equity accounting for SAP                (180)       233           175
  Other, net                                286       (101)       (2,538)
                                        -------    --------      -------

GAAP Net Income (Loss) of
 Reinsurance and Insurance
  Subsidiaries                           (7,592)    (1,354)          (70)

Net Income (Loss) of Other
Subsidiaries                             (1,918)    (1,166)          430
                                      ---------    ---------     -------

NET INCOME (LOSS)-GAAP BASIS          $  (9,510)   $   188       $   360
                                      =========    =======       =======

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L--RESTRICTIONS OF INSURANCE SUBSIDIARIES STOCKHOLDERS' EQUITY
                 (Continued)
                                                             December 31,
                                                      ----------------------
                                                         1995         1994
                                                      -------       --------
SAP surplus of reinsurance and insurance
  subsidiaries                                        $31,202       $36,305
GAAP adjustments:
  Deferred acquisition costs                            3,103           978
  Goodwill                                                 --            68
  Non-admitted assets under SAP                         6,657         3,458
  Reinsurance transactions recorded
    as deposits under GAAP                                --          2,454
  Taxes                                                   (23)         (266)
  SAP accounting for unrealized gain                       --          (875)
  GAAP accounting for investment in
    unconsolidated affiliate                               --         1,150
                                                   ----------     ----------

Equity of reinsurance and
  insurance subsidiaries
  included in the accompanying
  financial statements                                 40,939        43,272

Equity of other subsidiaries                           16,720        16,862
Consolidating eliminations                            (51,643)      (52,066)


STOCKHOLDERS' EQUITY GAAP BASIS                       $ 6,016       $ 8,068
                                                     ========       =======

NOTE M--OTHER ASSETS

The components of other assets are as follows:
                                                            December 31
                                                      ------------------------
                                                        1995             1994
                                                      -------           ------
                                                           (in thousands)
Reinsurance transactions recorded as deposits        $     --           $2,744
Investment in Miller Tabak Hirsch & Co., at cost          309              309
Other receivables                                       3,828              408
Receivable from managed company                            68               68
Commissions receivable                                  1,223            1,223
Goodwill                                                  --                68
                                                     --------           ------
TOTAL                                                 $5,428            $4,820
                                                      =======           ======

                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--BUSINESS SEGMENTS INFORMATION

The Company and its subsidiaries operate within the reinsurance and insurance industry in three identifiable segments: (i) primary insurance (ii) reinsurance underwriting and (iii) reinsurance services.

In the primary insurance underwriting segment, the Company provides property and casualty insurance coverage to insureds primarily in the United States, principally coverage of automobile liability and third-party liability with the balance being commercial and personal property business.

In the reinsurance underwriting segment, the Company provided reinsurance to property and casualty insurers and reinsurers operating within the United States and Europe.

In the reinsurance services segment, the Company provides underwriting management and reinsurance-related services to reinsurers operating as underwriting members on the New York Insurance Exchange, and to a group of affiliated and unaffiliated foreign and domestic reinsurers.

                                                     Year Ended December 31
                                                  ----------------------------
                                                    1995     1994       1993
                                                  -------   ------      ------
                                                           (in thousands)
Primary insurance underwriting:
  Net premium earned                              $33,169   $20,031    $21,581
  Investment income                                 2,166     2,235      1,903
  Realized gains                                      830       382      1,982
  Other income                                      1,089       352       --
                                                  -------   -------    -------
Total primary insurance underwriting              $37,254   $23,000    $25,466
                                                  =======   =======    =======

Reinsurance underwriting:
  Net premium earned                              $ 4,364   $ 1,523     $13,863
  Investment income                                 3,401     4,434       5,139
  Realized gains                                      125       113       2,348
  Other income                                        238       548         813
                                                ---------   -------     -------
Total reinsurance underwriting                   $  8,128   $ 6,618     $22,163
                                                =========   =======     =======

                    US. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--BUSINESS SEGMENTS INFORMATION (Continued)

                                               Year Ended December 31
                                             ---------------------------
                                             1995        1994       1993
                                             -----       -----      -----
                                                    (in thousands)
Reinsurance services:
  Service fees                             $ 1,830      $ 2,522    $ 2,876
  Investment income                             63           26        382
  Realized gains                                 -         (214)        -
  Other income                                 (83)          95         81
                                           -------      -------    -------
Total reinsurance services                 $ 1,810      $ 2,429    $ 3,339
                                           =======      =======    =======


Total all segments                         $47,192      $32,047    $50,968
 Corporate investment income                   443            3         54
 Inter-segment eliminations                 (1,929)      (1,908)    (2,038)
                                           -------      -------    -------
Total                                      $45,705      $30,142    $48,984
                                           =======      =======    =======

Income (loss) from operations before federal
 income taxes and equity in income
 of unconsolidated affiliate:
   Primary insurance underwriting segment  $(4,085)     $   990    $   427
     Reinsurance underwriting segment       (3,911)         216       (678)
     Reinsurance services segment           (1,861)      (1,475)       364
     Corporate overhead, net                   353          (49)        51
                                           -------      -------    -------
Total                                      $(9,504)     $  (318)   $   164
                                           ========     =======    =======

PAG Management Inc. ("PAG") provided Pan Atlantic Investors, Ltd. ("PAIL") with underwriting management services and received a management fee. PAG's operations are included in the reinsurance services segment and PAIL's operations are included in the reinsurance underwriting segment.

                                                      December 31
                                                  -------------------
                                                  1995           1994
                                                  ----           ----
                                                    (in thousands)
 Identifiable assets:
   Primary insurance                            $ 61,687       $ 46,519
   Reinsurance underwriting                      139,533        149,120
   Reinsurance services and corporate              4,478         74,438
   Investment in unconsolidated affiliate              -          4,011
   Inter-segment eliminations                    (58,914)       (80,829)
                                                --------       --------
      Total                                     $146,784       $193,259
                                                ========       ========


                    U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O--UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations and per share data for 1995 and 1994 (in thousands except per share amounts)

                                                  1995
                             -----------------------------------------------
                             1st         2nd           3rd            4th
                             ---         ---           ----           ---

Operations

Premiums and Other Income   $7,901      $11,055       $13,166        $6,962
Net Investment Income        2,030        1,236         1,051         1,749
Realized Gains (Losses)         91          188           (71)          751
Net Income (Loss)              193           98        (7,856)       (1,946)

Per Share Data
Net Income (Loss)           $  .35      $   .18       $(14.01)       $(3.47)


                                                  1994
                            --------------------------------------------------


Operations

Premiums and Other Income   $5,343      $4,544        $5,756         $7,494
Net Investment Income        1,825       1,589         1,676          1,624
Realized Gains                (223)        248           285            (46)
Net Income (Loss)              562         672          (346)          (700)

Per Share Data
Net Income (Loss)           $  .99      $ 1.18        $ (.61)        $(1.23)


The third quarter 1995 loss reflects the Settlement agreement referred to in
Note I.

                                                                    SCHEDULE I

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                (In thousands)

                                                       December 31, 1995
                                                 -----------------------------
               Column A                          Column B   Column C  Column D
- ------------------------------------------       --------   --------  --------
                                                                       Amount
                                                                         at
                                                                        Which
                                                                        Shown
                                                                        in the
                                                                       Balance
           Type of Investment                      Cost       Value     Sheet
- ------------------------------------------       --------    -------   -------
Fixed maturities - Bonds
  U.S. Treasury securities and obligations
    of U.S. government agencies............        17,381     18,074     18,074
  Foreign governments......................         2,981      2,933      2,933
  Corporate Securities.....................        26,218     27,024     27,024
  Mortgaged-backed securities..............        22,049     22,338     22,338
                                                   ------     ------     ------
                                                   68,630     70,369     70,369

Total Fixed Maturities

Equity securities:
  Common stocks............................             1          0          0
  Nonredeemable preferred stocks...........             0          0          0
                                                   ------     ------     ------

Total Equity Securities                                 1          0          0
                                                   ------     ------     ------

Short-term investments.....................        14,287                14,287
                                                   ------                ------

TOTAL INVESTMENTS                                 $82,918               $84,656
                                                  -------               -------

                                                                    SCHEDULE II

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                            December 31
                                                      -----------------------
                                                        1995            1994
                                                       ------         -------
ASSETS
Bonds                                                  $  175         $   166
Cash                                                      596              48
Investment in subsidiaries                              6,066          18,465
Other assets                                              309
Income taxes recoverable                                  594             856
                                                       ------         -------
TOTAL ASSETS                                           $7,740         $19,535
                                                       ======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Other Liabilities                                  --              27
        Due to subsidiaries                             1,724          11,440
                                                       ------         -------
Total Liabilities                                      $1,724         $11,467
                                                       ------         -------

Stockholders' equity:
  Preferred stock, par value $1.00 per share;
  authorized 250,000 shares, none issued
Common stock, par value $.10 per share;
  authorized 2,500,000 shares; issued
  1,112,542 (including 551,996 shares in 1994
  and 543,646 shares in 1993 in treasury)                 111             111
  Additional paid-in capital                           29,481          29,481
  Unrealized appreciation (depreciation)
    on equity securities                                1,738          (5,639)
  Foreign exchange translation adjustment               2,198           2,117
  Deficit                                             (10,953)         (1,443)
  Treasury stock                                      (16,559)        (16,559)
                                                       ------         -------
Total Stockholders' Equity                              6,016           8,068
                                                       ------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 7,740         $19,535
                                                     ========         =======

                                                                    SCHEDULE II

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF INCOME
                                (in thousands)

                                               Year Ended December 31
                                        ----------------------------------
                                         1995          1994         1993
                                        -------       -------      -------
Revenues:
  Investment Income                     $   437       $    19       $    38
  Realized gain (loss)                       6            (17)            8
                                        -------       -------       -------
Total Revenue                               443             2            46
                                        -------       -------       -------

Expenses:
  General and administrative                 90            52            91
                                        -------       -------       -------
Total                                        90            52            91
                                        -------       -------       -------


INCOME (LOSS) BEFORE EQUITY IN
SUBSIDIARIES                                353           (50)          (45)

Equity in net income (loss) of
  subsidiaries                           (9,857)          238           405
                                        -------       -------       -------


NET INCOME (LOSS)                       $(9,504)        $ 188         $ 360
                                        ========        =====        ======

                                                                   SCHEDULE II

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                               Year Ended December 31
                                        ----------------------------------
                                         1995          1994          1993
                                        -------       -------       -------
OPERATING ACTIVITIES:
  Net income (loss)                     $(9,504)         $188        $  360
  Equity in net (income) loss of
    subsidiaries                          9,857          (238)         (405)
  Change in income taxes recoverable        262           145            84
  Change in other assets                   (308)            -            84
  Change in other liabilities               (27)           27             -
                                        -------       -------       -------
Net Cash Provided By Operating
  Activities                                280           122           123
                                        -------       -------       -------
INVESTING ACTIVITIES -
  Sale (purchase) of bonds                  (29)          421          (607)
                                        -------       -------       -------
Net Cash Provided (Used) By
 Investing Activity                         (29)          421          (607)
                                        -------       -------       -------
FINANCING ACTIVITIES:
  Change in due from subsidiaries           297          (507)          481
                                        -------       -------       -------
Net Cash Provided (Used) By
  Financing Activities                      297          (507)          481
                                        -------       -------       -------
INCREASE (DECREASE) IN CASH                 548            36            (3)

CASH - BEGINNING OF THE PERIOD               48            12            15
                                        -------       -------       -------
CASH - END OF THE PERIOD                $   596         $  48         $  12
                                        =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                              $     -        $    -        $    -
                                        =======       =======       =======
  Income taxes                          $     -        $    -        $    -
                                        =======       =======       =======

                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES

            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE A--ORGANIZATION AND NATURE OF BUSINESS

U.S. Capital Group Inc. (the "Company") was organized under the laws of Delaware in 1971, as a shell corporation, which remained inactive until 1986, when it was purchased by the company to act as the holding company for the U.S.
Capital Group Inc. The Company, through its subsidiaries, comprise a property and casualty insurance and reinsurance underwriting and services group operating from the United States and Europe.

The Company, through U.S. Capital Insurance Company, specializes principally in the underwriting of insurance in the following lines of business: private passenger automobile, commercial automobile, commercial property, specialty reinsurance and other liability.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries at December 31, 1995, as follows: U.S. Capital
Insurance Company (U.S.) 100%; PAG Management Inc. (U.S.) (formerly named Pan
Atlantic Group, Inc.) 100%; Pan Atlantic Investors, Ltd. (U.S.) 100%; Pan
Atlantic Insurance Company, Ltd. (United  Kingdom) 100%; Insyst Inc. (U.S.)
100%; Pan Atlantic Underwriters, Ltd. (Bermuda) 100%; AROS Reinsurance Services
Limited (United Kingdom) 100%; Atlantic Run Off Services Inc. (U.S.) 100%; Pan
Atlantic Reinsurance Company (Bermuda) 100%; U.S. Capital Premium Finance
Company (U.S.) 100%; and AI Service Bureau, Inc. (U.S.) 100%. The investment in
GoldStreet Syndicate Corporation (GoldStreet), an affiliated company (30% owned), was carried on the equity basis of accounting until September 30, 1995, at which time the equity interest was transferred to Republic Insurance Company
("Republic"). All significant inter-company transactions are eliminated in consolidation.

NOTE C--INTENTION TO DRAW ON INVESTMENT DEPOSITS

Pursuant to the requirements of the Constitution and By-Laws of the New York
Insurance Exchange (the Exchange) and the Insurance Laws of the State of New
York, Pan Atlantic Investors Ltd. (PAIL), the Company's wholly owned subsidiary and Exchange underwriting members are contingently liable for up to a maximum of $500,000 for the unpaid contractual obligations of underwriting members found to be insolvent.

In the opinion of management, based on the advice of legal counsel, the $500,000 deposit which was used by the Security Fund represents each underwriting member's maximum liability with respect to the declared insolvencies as of December 31, 1995. However, each Exchange underwriting member remains contingently liable for an additional $500,000 in the event that the Security
Fund is required to pay the contractual obligations of any underwriting member of the Exchange found to be insolvent in the future.

At December 31, 1991 the Exchange terminated its remaining employees and, in management's opinion, it is not likely that the Exchange will resume operations.

Statutory statements at December 31, 1995 filed by PAIL indicate a statutory capital and surplus of approximately $1,038,000. PAIL capital and surplus under GAAP as at the same date was approximately $5,959,000.

USCG has petitioned the Superintendent of the Insurance Department of New York
State to allow PAIL to be merged into USCIC.

NOTE D--CONTINGENCIES

On November 9, 1995 USCG and its subsidiaries entered into a settlement agreement with Republic Insurance Company ("Republic") in order to settle the various disputes between the parties ("the
Settlement").

The Settlement provides for a restructuring of the complex business relationship between the parties; the transfer to Republic of the control and administration of reinsurance policies bound in Republic's name by certain subsidiaries of USCG; the payment of a liability, carried by USCG of $5,400,000, over ten years without interest, the payment being secured by a pledge of all the shares of USCG's principal subsidiary, U.S.
Capital Insurance Company, with the option to discharge this obligation at any time by payment of the net present value of the amount outstanding; the commutation and release of the reinsurance obligations of various insurance company subsidiaries of USCG to Republic, some of which are immediate and others of which are to be determined at a future date; the commutation and immediate release of all Republic's reinsurance obligations to USCG's subsidiaries; the payment by Republic and other entities as parties to the settlement of up to $3,340,698 to a USCG subsidiary; and the transfer to Republic of USCG's equity interest in GoldStreet Syndicate Corporation in the amount of $4,297,026. The Settlement provides further for a number of continuing obligations on behalf of USCG, the performance of which determine the extent and exact timing of the release from the arbitration awards referenced in the December 31, 1994 10K of the Company as well as from certain other contractual and reinsurance obligations. In particular, pending the payment to Republic of the $5.4 million referred to above, the Settlement incorporates various covenants on USCG, including a requirement to maintain the consolidated net worth of USCG to the level of 100% of the amount owed to Republic, as well as certain other restrictions on borrowings, capital expenditures, dividends, premium writings, and asset sales.

During 1987 the Company assumed indirectly from certain former
PAG Reinsurance Underwriting Syndicate (the "PAG Syndicate") members the loss and loss adjustment expense reserve obligations relating to the 1984 and prior underwriting years, and the 1985 and 1986 business, written by the PAG Syndicate on their behalf, for cash and other consideration. Investments aggregating
$34,000,000 are held in trusts by two of the Company's subsidiaries to pay claims related to the policies reinsured by Republic. Provided there are no events of default under the terms of the Settlement, the Company and Republic have agreed to defer commutation of the liabilities secured by the trusts until at least June 30, 1997. In the event that the value of the assets in the trusts on the date Republic exercises the commutation option is greater than Republic's valuation of the trust fund obligations, Republic shall distribute the excess trust funds to the Company's subsidiaries less any unpaid obligations owed to Republic, as per the terms of the Settlement.
The difference between the value of assets held in the trusts and the estimate of trust fund obligations as of December 31, 1995 is carried as a deferred liability.

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

In an ongoing effort to improve solvency regulation, the National
Association of Insurance Commissioners ("NAIC") and individual states have enacted certain laws and financial statement changes.
The NAIC adopted a model risk-based capital act intended to provide a tool for regulators to evaluate the capital of insurers and reinsurers with respect to the risk assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital act has not yet been widely adopted, in a related action, the NAIC adopted a proposal that requires insurers and reinsurers to report the results of their risk-based capital calculations as part of the 1994 and subsequent statutory annual statements filed with state regulatory authorities. Based on industry analysis provided by the NAIC, all domestic insurance companies in the USCG fell within the average risk-based capital level and require no regulatory action.




                                                                                                               Schedule III

                                             U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                SUPPLEMENTARY INSURANCE INFORMATION
                                                          (in thousands)

                                    Unpaid Claims                                      Claim                  Underwriting,
                         Deferred    and Claim  Gross     Other   Net                 and Claim    Policy       General and  Net
                         Acquisition Adjustment Unearned  Claims  Earned   Investment Adjustment Acquisition  Administrative Premium
Segment                  Costs       Expenses   Premiums  Payable Premiums Income     Expenses     Costs         Expenses    Written
- ----------               ---------   --------   --------  ------- -------- ---------  ---------- ----------    -----------   -------
Year ended
December 31, 1993:
 Reinsurance underwriting $  --      $113,782   $   300   $ --    $13,863  $ 5,139    $11,059    $ 2,406       $ 7,579      $13,948
 Reinsurance Services        --          --        --       --      -          51        --         --           2,975         --
 Primary underwriting          505     20,841     4,576     --     21,582    1,905     15,531      3,286         6,222       20,360
 Corporate expense/income    --          --        --       --      -         382        --         --             91          --
 Intercompany eliminations   --          --        --       --      -         --         --       (1,000)       (1,129)        --
                          --------   --------   -------   -----   -------  -------    -------    -------       -------      -------
     TOTAL                $    505   $134,623   $ 4,876   $ --    $35,445  $ 7,477    $26,590    $ 4,692       $15,738      $34,308
                          ========   ========   =======   =====   =======  =======    =======    =======       =======      =======

Year ended December 31, 1994:
 Reinsurance underwriting $  --      $105,179   $   215   $ --    $ 1,523  $ 4,434    $   501    $ 1,374       $ 4,621      $ 1,249
 Reinsurance services        --          --        --       --        -         26        --        --           3,904         --
 Primary underwriting          979     17,598     8,830     --     20,031    2,235     14,595        682         6,733       23,869
 Corporate expense/income    --          --        --       --         -        19        --        --              52         --
  Intercompany eliminations  --          --        --       --         -       --         --      (1,000)       (1,002)        --
                          --------   --------   -------   -----   -------  -------    -------    -------       -------      -------

           TOTAL            $  979   $122,777    $9,045   $ --    $21,554  $ 6,714    $15,096     $1,056       $14,308      $25,118
                          ========   ========   =======   =====   =======  =======    =======    =======       =======      =======


Year ended December 31, 1995:
 Reinsurance Underwriting   $  --    $ 84,540   $ 2,414   $ --  $  4,364   $ 3,401    $(2,281)   $ 1,627       $12,698     $  6,561
 Reinsurance Services          --        --         --      --       -          63       --         --           4,108         --
 Primary Underwriting        3,103     22,735    23,502     --    33,169     2,166     32,367      3,568         5,404       41,901
 Corporate expense/income      --        --         --      --       -         437       --         --              90         --
 Intercompany eliminations     --        --         --      --       -        --         --       (1,000)       (1,366)        --
                          --------   --------   -------   -----   -------  -------    -------    -------       -------      -------
           TOTAL            $3,103   $107,275   $25,916   $ --   $37,533   $ 6,067    $30,086    $ 4,195       $20,934      $48,462
                          ========   ========   =======   =====   =======  =======    =======    =======       =======      =======

                                                                   SCHEDULE 1V



                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  REINSURANCE
                                (in thousands)



                                    Ceded                             Percentage
                                      to          Assumed             of Amount
                        Gross        Other      from Other     Net     Assumed
Description             Amount     Companies     Companies    Amount    to Net
- -----------             -------    ---------    ----------   -------  ----------
Year Ended
December 31, 1993
Property and liability
 insurance premiums     $21,582      $ 2,048       $15,911    $35,445       45%
                        =======      =======       =======    =======       ===

Year Ended
December 31, 1994:
Property and liability
 insurance premiums     $20,628      $   619       $ 1,545    $21,554        7%
                        =======      =======       =======    =======       ===


Year Ended
December 31, 1995:
Property and liability
 insurance premiums     $45,075      $21,881       $14,339    $37,533       38%
                        =======      =======       =======    =======      ====


                                                                   Schedule VI
                   U.S. CAPITAL GROUP INC. AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY--CASUALTY INSURANCE OPERATIONS

                                (in thousands)

                                                   Reserves for
                                                   Unpaid Claims   Discount
                                       Deferred     and Claims      if Any        Gross     Net
                                     Acquisition    Adjustment    Deducted in   Unearned   Earned
Affiliation with Registrant             Costs        Expense       Column C    Premium    Premiums
- ---------------------------          -----------   -------------  -----------  ---------  --------
Year ended December 31, 1993:
  Consolidated property-casualty
   entities                           $   505        $134,623      $   -       $ 4,876    $34,445
  Unconsolidated property-casualty
   entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                        -             2,720          -           -           6
                                      -------        --------      -------     -------    -------

              TOTAL                   $   505        $137,343      $   -       $ 4,876    $34,451
                                      =======        ========      =======     =======    =======

Year ended December 31, 1994:
 Consolidated property-casualty
  entities                            $  979         $122,777      $   -       $ 9,045    $21,554
 Unconsolidated property-casualty
  entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                       -              1,446          -           -          310
                                      ------         --------      -------     -------    -------

              TOTAL                   $  979         $124,223      $  -        $ 9,045    $21,864
                                      ======         ========      =======     =======    =======

Year ended December 31, 1995:
 Consolidated property-casualty
  entities                            $3,103         $107,275      $   -       $25,916    $37,533
 Unconsolidated property-casualty
  entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                       -                -            -           -          -
                                      ------         --------      -------     -------    -------

              TOTAL                   $3,103         $107,275      $  -        $25,916    $37,533
                                      ======         ========      =======     =======    =======
                                                  Claim and Claim
                                                 Adjustment Expenses
                                                Incurred Relative to                  Paid
                                               ----------------------                 Claims
                                           Net                         Policy       and Claim      Net
                                        Investment  Current    Prior    Acquistion   Adjusting    Premiums
Affiliation with Registrant              Income      Year      Years    Costs        Expenses     Written
- ---------------------------             ---------- ---------  -------  -----------  -----------  ---------
Year ended December 31, 1993:
  Consolidated property-casualty
   entities                             $ 7,477     $22,532   $ 4,058    $ 4,692      $27,822     $34,308
  Unconsolidated property-casualty
   entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                          482         -         (78)        (5)         575           6
                                        -------     -------   -------    -------      -------     ------

              TOTAL                     $ 7,959     $22,532   $ 3,980    $ 4,687      $28,397     $34,314
                                        =======     =======   =======    =======      =======     =======

Year ended December 31, 1994:
 Consolidated property-casualty
  entities                              $ 6,714     $14,772   $   324    $ 1,056      $22,165     $25,118
 Unconsolidated property-casualty
  entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                          509         -         474          5          290         310
                                        -------     -------   -------    -------      -------     -------

              TOTAL                     $ 7,223     $14,772   $   798    $ 1,061      $22,455     $25,428
                                        =======     =======   =======    =======      =======     =======

Year ended December 31, 1995:
 Consolidated property-casualty
  entities                              $ 6,067     $23,942   $ 6,144    $ 4,195      $46,206     $48,462
 Unconsolidated property-casualty
  entities
 Proportionate share of registrant
  and its subsidiaries' 50% or
  less earned property-casualty
  equity investees                          -           -         -          -            -           -
                                        -------     -------   -------    -------      -------     ------

              TOTAL                     $ 6,067     $23,942   $ 6,144    $ 4,195      $46,206     $48,462
                                        =======     =======   =======    =======      =======     =======